Form 10-Q
period 2004-05-30
Sealy Mattress CORP
filed 2004-07-14
CIK 1295735

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 30, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 333-117081-27

SEALY MATTRESS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1178482 (I.R.S. Employer Identification No.)
Sealy Drive One Office Parkway Trinity, North Carolina (Address of principal executive offices)*	27370 (Zip Code)

(336) 861-3500
Registrant's telephone number, including area code

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        The number of shares of the registrant's common stock outstanding as of June 30, 2004 was 1,000.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SEALY MATTRESS CORPORATION

Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Quarter Ended May 30, 2004	Quarter Ended June 1, 2003
Net sales—Non-affiliates	$315,113	$261,619
Net sales—Affiliates (Note 14)	1,441	8,157

Total net sales	316,554	269,776
Costs and expenses:
Cost of goods sold—Non-affiliates	179,110	157,069
Cost of goods sold—Affiliates (Note 14)	827	4,881

Total cost of goods sold	179,937	161,950

Gross profit	136,617	107,826
Selling, general and administrative	105,747	92,716
Recapitalization expense	132,740	—
Stock based compensation	—	450
Amortization of intangibles	296	273
Royalty income, net	(3,319)	(2,848)

Income (loss) from operations	(98,847)	17,235
Interest expense	16,914	16,875
Other (income) expense, net (Note 7)	(308)	1,797

Loss before income tax benefit	(115,453)	(1,437)
Income tax benefit	(33,295)	(419)

Net loss	$(82,158)	$(1,018)

See accompanying notes to condensed consolidated financial statements.

SEALY MATTRESS CORPORATION

Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Six Months Ended May 30, 2004	Six Months Ended June 1, 2003
Net sales—Non-affiliates	$627,722	$539,022
Net sales—Affiliates (Note 14)	7,030	19,065

Total net sales	634,752	558,087
Costs and expenses:
Cost of goods sold—Non-affiliates	359,503	316,021
Cost of goods sold—Affiliates (Note 14)	4,035	11,284

Total cost of goods sold	363,538	327,305

Gross profit	271,214	230,782
Selling, general and administrative	207,373	185,373
Recapitalization expense	132,740
Stock based compensation	—	990
Amortization of intangibles	590	533
Royalty income, net	(6,703)	(5,561)

Income (loss) from operations	(62,786)	49,447
Interest expense	33,858	33,952
Other (income) expense, net (Note 7)	(742)	1,501

Income (loss) before income tax expense	(95,902)	13,994
Income tax expense (benefit)	(25,005)	5,919

Net income (loss)	$(70,897)	$8,075

See accompanying notes to condensed consolidated financial statements.

SEALY MATTRESS CORPORATION

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	May 30, 2004	November 30, 2003*
ASSETS
Current assets:
Cash and cash equivalents	$24,998	$101,100
Accounts receivable—Non-affiliates, net	166,854	160,984
Accounts receivable—Affiliates, net (Note 14)	—	1,758
Inventories	52,115	49,413
Prepaid expenses, deferred taxes and other current assets	66,579	43,404

	310,546	356,659
Property, plant and equipment, at cost	305,170	299,718
Less: accumulated depreciation	137,331	128,893

	167,839	170,825
Other assets:
Goodwill	381,215	381,891
Other intangibles, net	4,891	5,364
Long-term notes receivable (Note 14)	—	13,323
Debt issuance costs, net, and other assets	46,894	31,004

	433,000	431,582

	$911,385	$959,066

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term obligations	$11,889	$47,623
Accounts payable	94,510	85,478
Accrued interest	10,806	23,565
Accrued incentives and advertising	32,724	35,546
Accrued compensation	24,319	27,583
Other accrued expenses	57,913	44,839

	232,161	264,634
Long-term obligations, net	1,045,979	699,630
Other noncurrent liabilities	40,509	48,851
Deferred income taxes	18,199	22,113
Stockholders' equity (deficit):
Common stock	—	324
Additional paid-in capital	454,420	146,240
Accumulated deficit	(874,073)	(201,497)
Accumulated other comprehensive loss	(5,810)	(8,165)
Common stock held in treasury, at cost	—	(13,064)

	(425,463)	(76,162)

	$911,385	$959,066

*
Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

SEALY MATTRESS CORPORATION

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended May 30, 2004	Six Months Ended June 1, 2003
Net cash provided by (used in) operating activities:	$(45,102)	$9,161
Cash flows from investing activities:
Purchase of property, plant and equipment	(11,433)	(5,909)
Cash received from affiliate note and investment	13,573	13,611
Proceeds from the sale of property, plant and equipment	1,444	—

Net cash provided by investing activities	3,584	7,702

Cash flows from financing activities:
Cash flows associated with financing of the recapitalization (Note 2):
Proceeds from issuance of common stock	436,050	—
Treasury stock repurchase (including direct expenses of $7,608)	(748,141)	—
Proceeds from the issuance of new long-term debt	1,050,000	—
Repayment of existing long-term debt	(737,128)	—
Debt issuance costs	(35,987)	—
Proceeds from issuance of notes to refinance Tranche debt	—	51,500
Prepayment of refinanced Tranche debt	—	(49,000)
Debt issuance costs	—	(3,480)
Borrowings (repayments) of other long-term obligations, net	559	(8,171)
Equity contributions from exercise of stock options	63	87

Net cash used in financing activities	(34,584)	(9,064)

Change in cash and cash equivalents	(76,102)	7,799
Cash and cash equivalents:
Beginning of period	101,100	27,443

End of period	$24,998	$35,242

Supplemental disclosures:
Selected non-cash items:
Non-cash compensation	$—	$990
Depreciation and amortization	12,171	11,457
Write-off of deferred debts costs and dedesignated cash flow hedge associated with the early extinguishment of Tranche debt	—	2,531
Non-cash expenses associated with the recapitalization (Note 2)	41,342	—
Non-cash interest expense associated with:
Junior Subordinated Notes	—	2,756
Debt issuance costs	2,638	2,806
(Premium) discount on Senior Subordinated Notes, net	(277)	390
Net interest income associated with interest rate swap and cap agreements	(1,087)	(32)
Cash used in operating activities in connection with recapitalization (Note 2)	(78,133)	—

See accompanying notes to condensed consolidated financial statements

SEALY MATTRESS CORPORATION

Notes to Consolidated Financial Statements

Note 1:    Basis of Presentation

        The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Sealy Mattress Corporation and its subsidiaries. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Annual Report of Sealy Corporation on Form 10-K for the year ended November 30, 2003.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures on contingent assets and liabilities at quarter end and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

        On April 6, 2004, Sealy Corporation completed a merger with affiliates of Kohlberg Kravis Roberts & Co., L.P. ("KKR") whereby KKR acquired 92% of Sealy Corporation's capital stock. Certain of Sealy Corporation's previous stockholders, including affiliates of Bain Capital, LLC and others, retained an 8% interest in Sealy Corporation's stock. The merger was accounted for as a recapitalization. See Note 2 for further details on the recapitalization. Subsequent to the recapitalization, an intermediate holding Company, Sealy Mattress Corporation, received as contributed capital all of Sealy Corporation's 100% interest in Sealy Mattress Company. Sealy Mattress Corporation has also replaced Sealy Corporation as the parent-guarantor of the 8.25% Senior Subordinated Notes due 2014 issued by Sealy Mattress Company. Accordingly, Sealy Mattress Corporation is now the reporting guarantor- parent company and as a result of being an entity under common control has reflected the operation of Sealy Corporation prior to April 6, 2004 in a manner similar to a pooling-of-interests. Additionally, all assets, liabilities, and stockholders' deficit of Sealy Corporation existing upon the completion of the recapitalization as of April 6, 2004 has been pushed down to and included with those of Sealy Mattress Corporation as of May 30, 2004. Therefore, all reported amounts as of and for the three and six months ended May 30, 2004 are comparable in all material respects to those for the prior periods presented herein except as to common stock and additional paid-in capital, which reflect the respective outstanding shares of Sealy Mattress Corporation and Sealy Corporation. Subsequent to the recapitalization, none of the activity of Sealy Corporation will be included in the consolidated financial statements of Sealy Mattress Corporation and subsidiaries (see Note 17).

        Certain reclassifications of previously reported financial information were made to conform to the 2004 presentation.

Note 2:    Merger and Recapitalization

        On April 6, 2004, Sealy Corporation completed a merger with affiliates of KKR whereby KKR acquired approximately 92% of Sealy Corporation's capital stock. Certain of Sealy Corporation's current stockholders, including affiliates of Bain Capital, LLC and others (the "Rollover Stockholders"), retained approximately an 8% interest in Sealy Corporation's stock. In connection with the merger, Sealy Corporation recapitalized substantially all of its outstanding debt. The following table summarizes the estimated sources and uses of cash in connection with the recapitalization as if all amounts were funded as of the date of the recapitalization, although approximately $14.4 million included in fees, expenses and other transaction costs below are included in other accrued expenses in the accompanying balance sheet at May 30, 2004 and have yet to be disbursed:

Sources:		Uses:
(in millions)
Available cash	$128.0	Purchase outstanding equity	$740.5
Settlement of MFI Note	13.6	Repayment of existing debt and
Senior secured term loan facility	560.0	accrued interest	751.1
Senior unsecured term loan	100.0	Redemption of existing stock options	21.0
Senior subordinated notes	390.0	Fees, expenses and other
Equity contribution	436.1	transaction costs	115.1

Total sources	$1,627.7	Total uses	$1,627.7

        Sealy Corporation's capital stock outstanding immediately prior to the merger, except with respect to those shares to be retained by the Rollover Stockholders, was cancelled and exchanged for aggregate cash consideration of approximately $740.5 million. Sealy Corporation issued new Class A Common Stock to KKR and the Rollover Stockholders retained their Class A Common Stock in proportion to their respective ownership interests. All outstanding amounts under the existing Senior Credit Agreement were repaid. On April 6, 2004, the Company closed tender offers with respect to the outstanding $300 million aggregate principal amount of the 9.875% Senior Subordinated Notes and the outstanding $128 million aggregate principal amount of 10.875% Senior Subordinated Discount Notes for cash in amounts equal to 103.542% and 103.875% of the principal amounts, respectively. Approximately 91% and 99% of the 9.875% Senior Subordinated Notes and 10.875% Senior Subordinated Discount Notes were tendered, respectively, and the remaining amount was called and paid by the Company on May 6, 2004 for approximately $31.2 million including approximately $1.1 million of accrued interest and prepayment premiums of approximately $1.0 million. The Company also repaid the $50 million outstanding balance of its existing 10% Junior Subordinated Notes.

        The Company entered into new senior credit facilities consisting of a $125 million senior secured revolving credit facility with a six-year maturity and a $560 million senior secured term loan facility with an eight-year maturity. Annual maturities will be 1% of the original principal amount for the first seven years, with the balance of the facility to be repaid at final maturity. The Company will also be required to prepay the term loans to the extent of 50% of excess cash flow (as defined in the credit agreement). The senior credit facilities bear interest at a floating rate. The Company also borrowed $100 million under a senior unsecured term loan. This loan will be due in nine years and bears interest at a floating rate. There are required prepayment provisions in the event of a change in control or to the extent of certain excess proceeds from any asset sales. The Company also issued $390 million aggregate principal amount of new Senior Subordinated Notes due 2014. The notes bear interest at 8.25% payable semi-annually on June 15 and December 15. The Company incurred approximately $36.0 million of costs associated with establishing the new senior credit facilities and the senior unsecured term loan and the issuance of the new Senior Subordinated Notes. Such costs are included in the above total amount for estimated fees, expenses and other costs and will be amortized as interest expense over the term of the respective debt.

        All stock options to purchase the Sealy Corporation's common stock outstanding immediately prior to the merger, whether or not vested, other than certain options held by members of management that those members elected to rollover (the "Rollover Options") were cancelled and converted into a right to receive cash consideration upon the completion of the merger. Accordingly, the Company paid approximately $21.0 million to settle the options which were not rolled over, resulting in a charge to expense during the quarter ended May 30, 2004. The Rollover Options, which had intrinsic value of approximately $24.6 million upon the completion of the merger, now have an expiration date which was extended beyond that of the previously existing options, resulting in a new measurement date. Consequently, a non-cash charge to expense of $24.6 million was recorded during the quarter ended May 30, 2004.

        The Company incurred approximately $77.8 million of other cash costs primarily associated with debt breakage costs, merger advisory fees, management retention bonuses and other costs, of which $70.2 million was charged to expense during the quarter ended May 30, 2004, with the remaining $7.6 million of direct costs related to the repurchase of shares charged against paid-in capital. Also during the quarter ended May 30, 2004, the Company incurred non-cash charges of approximately $11.8 million primarily related to the write-off of previous debt issuance costs, and various other non-cash charges of approximately $5.1 million related to the recapitalization.

Note 3:    Inventories

        The major components of inventories were as follows:

	May 30, 2004	November 30, 2003
	(In thousands)
Raw materials	$25,016	$26,575
Work in process	17,751	14,699
Finished goods	9,348	8,139

	$52,115	$49,413

Note 4:    Warranty Costs

        The Company's warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy-branded products. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The change in the company's accrued warranty obligations from November 30, 2003 to May 30, 2004 was as follows:

May 30, 2004
(In thousands)
Accrued warranty obligations at November 30, 2003	$9,135
Warranty claims	(7,429)
2004 warranty provisions	7,339

Accrued warranty obligations at May 30, 2004	$9,045

Note 5:    Plant Closure

        On May 1, 2004 the Company closed its manufacturing facility at Randolph, Massachusetts. Accordingly, the Company incurred restructuring charges of approximately $0.6 million during the quarter, primarily associated with severance and retention costs. The Company also incurred additional period costs in the quarter as the business was primarily shifted to the new Albany facility.

Note 6:    Goodwill and Other Intangible Assets

        The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

        The changes in the carrying amount of goodwill for the six months ended May 30, 2004, are as follows (in thousands):

Balance as of November 30, 2003	$381,891
Decrease due to foreign currency translation	(676)

Balance as of May 30, 2004	$381,215

        Total other intangibles of $4.9 million (net of accumulated amortization of $14.8 million) as of May 30, 2004 primarily consist of acquired licenses, which are amortized on the straight-line method over periods ranging from 5 to 15 years.

Note 7:    Other (Income) Expense, Net

        Other (Income) expense, net includes interest income of $0.3 million and $0.7 million for the three and six months ended May 30, 2004 and $0.7 million and $1.0 million for the three and six months ended June 1, 2003, respectively.

        Other (Income) expense, net in the three and six months ended June 1, 2003 also includes a $2.0 million write-off of previously deferred derivative losses recorded in accumulated other comprehensive loss and $0.5 million of deferred debt costs associated with the early extinguishment of debt in May 2003. See also Note 10.

Note 8:    Long-Term Obligations

        Long-term debt as of May 30, 2004 and November 30, 2003 consisted of the following:

	May 30, 2004	November 30, 2003
	(in thousands)
Senior Secured Term Loan Facility	$560,000	$—
Senior Revolving Credit Facility	—	—
Senior Unsecured Term Loan	100,000	—
Senior Subordinated Notes	390,000	—
Senior AXELs Credit Agreement	—	259,139
Senior Subordinated Notes (net of premium of $2,816)	—	302,816
Senior Subordinated Discount Notes	—	128,000
Junior Subordinated Notes	—	49,989
Other	7,868	7,309

	1,057,868	747,253
Less current portion	11,889	47,623

	$1,045,979	$699,630

        See Note 2 for additional information regarding new debt issued in association with the recapitalization.

Note 9:    Recently Issued Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46-R", as revised December 2003 with respect to effective dates). The primary objectives of FIN 46-R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46-R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46-R is effective for the Company's second quarter of 2004 with transitional disclosure required with these financial statements. The Company adopted these provisions in its second quarter, however the Company does not believe it is a primary beneficiary of a VIE or holds any significant interests or involvement in a VIE, therefore adoption of FIN 46-R did not have an impact on the Company's consolidated financial statements.

        In December 2003, The FASB issued FAS 132 (Revised), "Employers' Disclosure about Pensions and Other Postretirement Benefits." A revision of the pronouncement originally issued in 1998, FAS 132R expands employers' disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions, and net benefit cost. FAS 132R does not change the accounting requirements for pensions and other postretirement benefits. This statement is effective for fiscal years ending after December 15, 2003, with interim-period disclosure requirements effective for interim periods beginning after December 15, 2003. Accordingly, the Company has implemented FAS 132R beginning with its second fiscal quarter of 2004. The adoption of this statement did not have an impact on the Company's financial position or results of operations.

Note 10:    Hedging Strategies

        In 2000, the Company entered into an interest rate swap agreement that effectively converted $236 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, $12.9 million previously recorded in accumulated other comprehensive loss as of the date of dedesignation is being amortized into interest expense over the remaining life of the interest rate swap agreement. For the three and six months ended May 30, 2004, $0.2 million and $0.9 million, and for the three and six months ended June 1, 2003, $1.0 million and $2.0 million, was amortized into interest expense, respectively. Prior to June 3, 2002, the changes in the fair market value of the interest rate swap were recorded in accumulated other comprehensive income (loss). Subsequent to June 3, 2002, changes in the fair market value of the interest rate swap are recorded in interest expense. For the three and six months ended May 30, 2004, $(1.7) million and $0.5 million, and for the three and six months ended June 1, 2003, $2.8 million and $7.5 million, respectively, was recorded as net interest expense as a result of the cash requirements of the swap net of the non-cash interest associated with the change in its fair market value. At May 30, 2003 and November 30, 2003, the fair value carrying amount of this instrument was $(10.1) million and $(14.9) million, respectively, which is recorded as follows:

	May 30, 2004	November 30, 2003
	(in thousands)
Accrued interest	$1,893	$2,207
Other accrued expenses	4,957	6,464
Other noncurrent liabilities	3,297	6,198

	$10,147	$14,869

        During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $236 million of debt previously converted to fixed rate debt through December 2006. This interest rate swap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. For the three and six months ended May 30, 2004, $1.7 million and $0.4 million, and for the three and six months ended June 1, 2003, $2.6 million and $7.2 million, respectively, was recorded as a reduction of net interest expense as a result of the cash interest received on the swap net of the non-cash interest associated with the change in its fair market value. At May 30, 2004 and November 30, 2003, the fair value carrying amount of this instrument was $4.2 million and $6.8 million, respectively, with $4.1 million and $5.1 million recorded in prepaid expenses and other current assets, and $0.1 million and $1.7 million recorded in noncurrent assets.

        The Company also entered into an interest rate cap agreement during the second quarter of 2002 with a notional amount of $175.0 million that capped the LIBOR rate on which certain of its previous floating-rate debt was based at 8% through June 2005. This agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. The fair value of this instrument is not material.

        During the quarter ended May 30, 2004, the remaining $4.7 million previously recorded in accumulated other comprehensive income was charged to recapitalization expense (see Note 2). At May 30, 2004 and November 30, 2003, accumulated other comprehensive income (loss) associated with the interest rate swaps was $0 million and $(5.6) million, respectively.

        In June 2004, the Company entered into an additional swap agreement that has the effect of converting $200 million of the floating-rate debt under the Company's new senior credit facilities to a fixed-rate basis, declining to $150 million through November 2007. The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. Accordingly, the effective portion of changes in the market value of the swap will be recorded in other comprehensive income (loss).

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and option contracts. At May 30, 2004, the Company had forward contracts to sell a total of 9.0 million Mexican pesos with expiration dates ranging from June 25, 2004 through November 24, 2004, and forward contracts to sell a total of 15.0 million Canadian dollars with expiration dates ranging from June 1, 2004 through November 12, 2004. At May 30, 2004, the fair value of the Company's net obligation under the forward contracts was $0.1 million.

        In the accompanying statements of cash flows, the cash flows from hedging activities are included in the same categories as the hedged items. Cash flows from operating activities include increases in cash balances due to foreign exchange rate fluctuations. The effect of such foreign exchange rate fluctuations for the six months ended May 30, 2004 and June 1, 2003 was not material.

Note 11:    Defined Benefit Pension Expense

        The components of net periodic pension cost recognized for the Company's defined benefit pension plan for the three and six months ended May 30, 2004 and June 1, 2003 are as follows (in thousands):

	Three months ended		Six months ended
	May 30, 2004	June 1, 2003	May 30, 2004	June 1, 2003
Service cost	$118	$40	$237	$83
Interest cost	179	58	359	120
Expected return on plan assets	(136)	(42)	(272)	(87)
Amortization of unrecognized losses	50	22	238	44
Amortization of unrecognized transition asset	(22)	(8)	(44)	(17)
Amortization of unrecognized prior service cost	40	12	80	25

Net periodic pension cost*	$229	$82	$598	$168

Cash contributions	$336	$129	$465	$236

*
Net periodic pension costs recognized for the three and six months ending May 30, 2004 are based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2004. Similarly, net periodic pension costs for the three and six months ended June 1, 2003 were based upon preliminary estimates.

        The Company expects to make additional cash contributions to the plan of approximately $1.7 million during the remainder of 2004.

Note 12:    Comprehensive Income

        Total comprehensive income (loss) for the three and six months ended May 30, 2004 was $(83.0) million and $(68.5) million and for the three and six months ended June 1, 2003 was $12.4 million and $25.4 million, respectively.

        Activity in Stockholders' equity (deficit) is as follows (dollar amounts in thousands):

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at November 30, 2003		$324	$146,240	$(201,497)	$(13,064)	$(8,165)	$(76,162)
Net income for the six months ended May 30, 2004	$(70,897)	—	—	(70,897)	—	—	(70,897)
Exercise of stock options	—	2	569	—	—	—	571
Purchase of treasury stock	—	—	—	—	(508)	—	(508)
Amortization of dedesignated cash flow hedge, net of tax	595	—	—	—	—	595	595
Foreign currency translation adjustment	(983)	—	—	—	—	(983)	(983)
Effects of recapitalization:
Stock compensation related to rollover of options	—	—	24,570	—	—	—	24,570
Treasury stock repurchase, including direct costs	—	(302)	(153,033)	(608,378)	13,572	—	(748,141)
Issuance of common stock	—	250	435,800	—			436,050
Write-off of dedesignated cash flow hedge, net of tax	2,743	—	—	—	—	2,743	2,743
Change in aggregate par value of common stock due to change in reporting entity (Note 1)	—	(274)	274	—	—	—	—
Cancellation of former officer's equity put option	—	—	—	6,699	—	—	6,699

Balance at May 30, 2004	$(68,542)	$—	$454,420	$(874,073)	$—	$(5,810)	$(425,463)

        Sealy Mattress Corporation common stock consists of 1,000 shares $0.01 par value stock, all owned by Sealy Corporation.

Note 13:    Contingencies

        The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval, and has concluded a pilot test of the groundwater remediation system. The Company is working with the New Jersey Department of Environmental Protection to develop and implement a remediation plan for the sediment in Oakeys Brook adjoining the site.

        The Company is also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Environmental Protection approval of the remediation plan. The Company has completed essentially all soil remediation under the remediation plan and is currently monitoring groundwater at the site. The Company believes the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility.

        The Company removed three underground storage tanks previously used for diesel, gasoline, and waste oil from its South Gate, California facility in March 1994 and remediated the soil in the area. Since August 1998, the Company has been working with the California Regional Water Quality Control Board, Los Angeles Region to monitor ground water at the site.

        While the Company cannot predict the ultimate timing or costs of the South Brunswick, Oakville, and South Gate environmental matters, based on facts currently known, the Company believes that the accruals recorded are adequate and does not believe the resolution of these matters will have a material adverse effect on the financial position or future operations of the Company; however, in the event of an adverse decision, these matters could have a material adverse effect. The state of California adopted new flame retardant regulations related to manufactured mattresses and box springs which will be effective January 1, 2005. The Company expects to be in full compliance with those regulations by the effective date. The Company does not expect the impact of those regulations to be significant to the Company's results of operations or financial position.

        In 2000, Montgomery Ward, a customer of Sealy, declared bankruptcy and filed for protection under Chapter 7 of the U.S. Bankruptcy Code. In 2003, the bankruptcy trustee filed a claim of $3.7 million associated with certain alleged preferential payments by Montgomery Ward to Sealy. Currently, the case is in the discovery phase and the Company believes it has significant defenses against such claims. While the Company cannot predict the ultimate outcome, the Company believes it has adequate accruals recorded with respect to this claim and does not believe the resolution of these matters will have a material adverse effect on the financial position or future operations of the Company.

Note 14:    Related Party Transactions

        The Company previously contributed cash and other assets to Mattress Holdings International LLC ("MHI"), a company which was controlled by the Company's largest stockholder, Bain Capital, LLC ("Bain"), in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers. The equity ownership of MHI was transferred from Bain to the Company in November 2002. In 1999, MHI indirectly through a Bain controlled holding company acquired a minority interest in Mattress Holdings Corporation ("MHC"). MHC owns an interest in Mattress Discounters Corporation ("Mattress Discounters"), a domestic mattress retailer. In addition, MHC sold all of its equity interest in an international retailer on April 15, 2003. This international retailer had been an affiliate of the Company since MHC's acquisition in 2000.

        In October 2002, Mattress Discounters filed a voluntary joint petition with the U.S. Bankruptcy Court for the District of Maryland for reorganization under Chapter 11 of the U.S. Bankruptcy Code and was operating as a debtor in possession under the Bankruptcy Code. Effective March 14, 2003, Mattress Discounters emerged from bankruptcy. At the time Mattress Discounters filed for bankruptcy protection, the Company had recorded in its financial statements a $12.5 million participation in

Mattress Discounters' banking facility and $16.0 million in trade receivables. The Company had fully-reserved the trade receivables. As part of the approved bankruptcy settlement, the Company received a non-controlling minority interest in Mattress Discounters and a $12.9 million secured note, guaranteed by MHC. Other entities affiliated with Bain also received a minority interest in Mattress Discounters. During the bankruptcy period, Mattress Discounters exited four markets. The majority of the stores in the exited markets were acquired by other of the Company's current customers. The Company and Mattress Discounters also amended the existing long-term supply agreement to remove a requirement for the Company to be Mattress Discounters' exclusive supplier. The Company does not believe that any sales reductions, as a result of the amended supply agreement or the markets exited, will have a material adverse effect on the Company. Since emerging from bankruptcy, Mattress Discounters has generally been paying within stated terms. Concurrent with the previously mentioned sale of the international bedding retailer by MHC, Sealy consummated the sale to MHC of the $12.9 million note and the equity interest that the Company received in the Mattress Discounters bankruptcy, as well as MHI's equity interest in MHC for $13.6 million. As a result of these transactions, the Company no longer has any direct interest in Mattress Discounters other than trade receivables in the normal course of business. In addition, as a result of the recapitalization discussed in Note 2, after April 6, 2004 Mattress Discounters has ceased to be considered an affiliate of the Company.

        As previously mentioned, MHC sold its interest in an international bedding retailer on April 15, 2003. Consequently, this retailer is no longer an affiliate of Sealy and sales to this retailer after this date have been included in sales to non-affiliates in the statement of operations.

        The following table provides affiliate sales for the three and six months ended May 30, 2004 and June 1, 2003:

	Three months ended May 30, 2004	Three months ended June 1, 2003	Six months ended May 30, 2004	Six months ended June 1, 2003
	($'s in thousands)
Mattress Discounters Corporation(1)	$1,441	$6,446	$7,030	$14,594
International retailer	—	1,711	—	4,471

Total sales to affiliates	$1,441	$8,157	$7,030	$19,065

(1)
Through April 6, 2004

        The Company believes that the terms on which mattresses were supplied to these affiliates were not materially more or less favorable than those that might reasonably be obtained in a comparable transaction on an arm's length basis from a person that is not an affiliate or related party.

        Included in fees, expenses and other transaction costs as shown in Note 2 are approximately $31.8 million of merger and acquisition advisory fees paid to KKR and Bain Capital, LLC.

Note 15:    Stock Option and Restricted Stock Plans

        As permitted by FAS 123, "Accounting for Stock-Based Compensation", the Company continues to account for its stock option and stock incentive plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and makes no charges (except to the extent required by APB Opinion No. 25) against earnings with respect to options granted. FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB

Statement No. 123" does however require interim disclosure of pro forma information regarding net income and earnings per share determined as if the Company had accounted for its stock options under the fair value method.

        For purposes of this pro forma disclosure, the estimated fair value of the options is amortized as an expense over the options' vesting period. The Company recognized compensation expense under APB Opinion No. 25 totaling $45.6 million for the three and six months ended May 30, 2004 in connection with the recapitalization, such expense being included with recapitalization expense in the accompanying condensed consolidated statements of operations (see Note 2). The Company recognized no compensation expense for the three and six months ended June 1, 2003 as all options were granted at or above the fair market value of the stock at the date of grant.

	Three months ended		Six months ended
	May 30, 2004	June 1, 2003	May 30, 2004	June 1, 2003
	(In thousands)
Net income (loss), as reported	$(82,158)	$(1,018)	$(70,897)	$8,075
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,289)	145	(1,249)	290

Pro forma net income (loss)	$(80,869)	$(1,163)	$(69,648)	$7,785

Note 16:    Segment Information

        The Company operates predominantly in one industry segment, that being the manufacture and marketing of conventional bedding.

Note 17:    Guarantor/Non-Guarantor Financial Information

        The Parent (as defined below) and each of the subsidiaries of Sealy Mattress Company (the "Issuer") that guarantee the Notes (as defined below) (the "Guarantor Subsidiaries") has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the 8.25% Senior Subordinated Notes due 2014 (the "Notes") of the Issuer. Substantially all of the Issuer's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of the Issuer's principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Notes.

        The following supplemental consolidating condensed financial statements present:

  1.
  Consolidating condensed balance sheets as of May 30, 2004 and November 30, 2003 and consolidating condensed statements of operations for the three and six months ended May 30, 2004 and June 1, 2003 and the consolidating condensed statements of operations and cash flows for the six months ended May 30, 2004 and June 1, 2003.

  2
  Sealy Corporation, for periods prior to April 6, 2004, and Sealy Mattress Corporation, as Successor to Sealy Corporation from April 6, 2004 (see Note 1) (each, for the respective period, the "Parent" and a "guarantor"), Sealy Mattress Company (the "Issuer"), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method (see Note 1).

  3.
  Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

        Separate financial statements of each of the Guarantor Subsidiaries are not presented because Management believes that these financial statements would not be material to investors.

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Balance Sheet
May 30, 2004
(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2	$15,520	$9,476	$—	$24,998
Accounts receivable—Non- affiliates, net	—	32	110,257	56,565	—	166,854
Accounts receivable—Affiliates, net	—	—	—	—	—	—
Inventories	—	1,280	34,933	15,902	—	52,115
Prepaid expenses, deferred taxes and other current assets	—	5,489	55,903	5,187	—	66,579

	—	6,803	216,613	87,130	—	310,546
Property, plant and equipment, at cost	—	6,343	237,003	61,824	—	305,170
Less: accumulated depreciation	—	3,268	118,868	15,195	—	137,331

	—	3,075	118,135	46,629	—	167,839
Other assets:
Goodwill	—	30,367	299,147	51,701	—	381,215
Other intangibles, net	—	—	4,271	620	—	4,891
Net investment in and advances to (from) subsidiaries	(425,502)	912,178	(313,986)	(73,736)	(98,954)	—
Long-term notes receivable	—	—	—	—	—	—
Debt issuance costs, net and other assets	—	35,445	9,055	2,394	—	46,894

	(425,502)	977,990	(1,513)	(19,021)	(98,954)	433,000

Total assets	$(425,502)	$987,868	$333,235	$114,738	$(98,954)	$911,385

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term obligations	$—	$5,600	$—	$6,289	$—	$11,889
Accounts payable	—	159	58,428	35,923	—	94,510
Accrued interest	—	492	10,261	53	—	10,806
Accrued incentives and advertising	—	1,171	27,088	4,465	—	32,724
Accrued compensation	—	74	17,898	6,347	—	24,319
Other accrued expenses	24	19,490	33,328	5,071	—	57,913

	24	26,986	147,003	58,148	—	232,161
Long-term obligations, net	—	1,044,400	44	1,535	—	1,045,979
Other noncurrent liabilities	—	3,300	30,618	6,591	—	40,509
Deferred income taxes	(63)	(1,202)	15,112	4,352	—	18,199
Stockholders' equity (deficit)	(425,463)	(85,616)	140,458	44,112	(98,954)	(425,463)

Total liabilities and stockholders' equity (deficit)	$(425,502)	$987,868	$333,235	$114,738	$(98,954)	$911,385

SEALY MATTRESS COPRORATION

Supplemental Consolidating Condensed Balance Sheet
November 30, 2003
(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$31	$90,985	$10,084	$—	$101,100
Accounts receivable—Non-affiliates, net	15	—	103,320	57,649	—	160,984
Accounts receivable—Affiliates, net			1,758		—	1,758
Inventories	—	1,774	33,258	14,381	—	49,413
Prepaid expenses, deferred income taxes and other current assets	(63)	6,510	31,794	5,163	—	43,404

	(48)	8,315	261,115	87,277	—	356,659
Property, plant and equipment, at cost	—	6,485	231,966	61,267	—	299,718
Less accumulated depreciation	—	3,339	111,777	13,777	—	128,893

	—	3,146	120,189	47,490	—	170,825
Other assets:
Goodwill	—	14,816	314,698	52,377	—	381,891
Other intangibles, net	—	—	4,415	949	—	5,364
Net investment in and advances to (from) subsidiaries and affiliates	(18,896)	613,359	(349,653)	(91,683)	(153,127)	—
Long-term notes receivable	—	—	—	13,323	—	13,323
Debt issuance costs, net, and other assets	96	17,946	10,535	2,427	—	31,004

	(18,800)	646,121	(20,005)	(22,607)	(153,127)	431,582

Total assets	$(18,848)	$657,582	$361,299	$112,160	$(153,127)	$959,066

Liabilities And Stockholders' Equity (Deficit)
Current liabilities:
Current portion—long-term obligations	$—	$41,918	$—	$5,705	$—	$47,623
Accounts payable	—	204	51,851	33,423	—	85,478
Accrued customer incentives and advertising	—	1,369	29,045	5,132	—	35,546
Accrued compensation	—	102	21,675	5,806	—	27,583
Accrued interest	847	1,028	21,109	581	—	23,565
Other accrued expenses	10	7,842	31,385	5,602	—	44,839

	857	52,463	155,065	56,249	—	264,634
Long-term obligations	49,989	648,056	44	1,541	—	699,630
Other noncurrent liabilities	6,998	6,202	29,095	6,556	—	48,851
Deferred income taxes	(530)	(1,202)	19,590	4,255	—	22,113
Stockholders' equity (deficit)	(76,162)	(47,937)	157,505	43,559	(153,127)	(76,162)

Total liabilities and stockholders' equity (deficit)	$(18,848)	$657,582	$361,299	$112,160	$(153,127)	$959,066

SEALY MATTRESS CORPORATION

Supplemental Consolidated Condensed Statements of Operations
Three Months Ended May 30, 2004
(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$12,578	$245,194	$62,282	$(4,941)	$315,113
Net sales—Affiliates	—	—	1,441	—	—	1,441

Total net sales	—	12,578	246,635	62,282	(4,941)	316,554
Costs and expenses:
Cost of goods sold—Non- affiliates	—	7,998	137,028	39,025	(4,941)	179,110
Cost of goods sold—Affiliates	—	—	827	—	—	827

Total cost of goods sold	—	7,998	137,855	39,025	(4,941)	179,937

Gross profit	—	4,580	108,780	23,257	—	136,617
Selling, general and administrative	5	3,380	82,341	20,021	—	105,747
Stock based compensation	—	—	—	—	—	—
Recapitalization expense	41,753	36,871	50,224	3,892		132,740
Amortization of intangibles	—		72	224	—	296
Royalty income, net	—	—	(3,599)	280	—	(3,319)

Loss from operations	(41,758)	(35,671)	(20,258)	(1,160)	—	(98,847)
Interest expense	582	16,089	2	241	—	16,914
Other (income) expense, net	4	—	(139)	(173)	—	(308)
Loss (income) from equity investees	51,288	27,299	—	—	(78,587)	—
Loss (income) from nonguarantor equity investees	—	(3,028)	3,734	—	(706)	—
Capital charge and intercompany interest allocation	(587)	(15,291)	15,221	657	—	—

Income (loss) before income taxes	(93,045)	(60,740)	(39,076)	(1,885)	79,293	(115,453)
Income tax (benefit) expense	(10,887)	(9,452)	(11,777)	(1,179)	—	(33,295)

Net income (loss)	$(82,158)	$(51,288)	$(27,299)	$(706)	$79,293	$(82,158)

SEALY CORPORATION

Supplemental Consolidated Condensed Statements of Operations
Three Months Ended June 1, 2003
(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$11,985	$231,199	$53,477	$(35,042)	$261,619
Net sales—Affiliates	—	—	6,873	1,284	—	8,157

Total net sales	—	11,985	238,072	54,761	(35,042)	269,776
Costs and expenses:
Cost of goods sold—Non- affiliates	—	8,295	149,522	34,294	(35,042)	157,069
Cost of goods sold—Affiliates	—	—	4,027	854	—	4,881

Total cost of goods sold	—	8,295	153,549	35,148	(35,042)	161,950

Gross profit	—	3,690	84,523	19,613	—	107,826
Selling, general and administrative	37	3,538	72,676	16,465	—	92,716
Stock based compensation	450	—	—	—	—	450
Amortization of intangibles	—		73	200	—	273
Royalty income, net	—	—	(3,092)	244	—	(2,848)

Income (loss) from operations	(487)	152	14,866	2,704	—	17,235
Interest (income) expense	1,452	14,989	(16)	450	—	16,875
Other (income) expense, net	—	2,531	(108)	(626)	—	1,797
Loss (income) from equity investees	761	(1,490)	—	—	729	—
Loss (income) from nonguarantor equity investees	—	412	(1,553)	—	1,141	—
Capital charge and intercompany interest allocation	(1,489)	(14,192)	14,787	894	—	—

Income (loss) before income taxes	(1,211)	(2,098)	1,756	1,986	(1,870)	(1,437)
Income tax (benefit) expense	(193)	(1,337)	266	845	—	(419)

Net income (loss)	$(1,018)	$(761)	$1,490	$1,141	$(1,870)	$(1,018)

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Operations
Six Months Ended May 30, 2004
(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$23,277	$489,542	$123,762	$(8,859)	$627,722
Net sales—Affiliates	—	—	7,030	—	—	7,030

Total net sales	—	23,277	496,572	123,762	(8,859)	634,752
Costs and expenses:
Cost of goods sold—Non-affiliates	—	14,995	275,804	77,563	(8,859)	359,503
Cost of goods sold—Affiliates	—	—	4,035	—	—	4,035

Total cost of goods sold	—	14,995	279,839	77,563	(8,859)	363,538

Gross profit	—	8,282	216,733	46,199	—	271,214
Selling, general and administrative	26	6,613	163,174	37,560	—	207,373
Stock based compensation	—	—	—	—	—	—
Recapitalization Expense	41,753	36,871	50,224	3,892	—	132,740
Amortization of intangibles	—	—	144	446	—	590
Royalty income, net	—	—	(7,250)	547	—	(6,703)

Income (loss) from operations	(41,779)	(35,202)	10,441	3,754	—	(62,786)
Interest expense	1,891	31,429	4	534	—	33,858
Other (income) expense	4	—	(326)	(420)	—	(742)
Loss (income) from equity investees	40,027	16,058	—	—	(56,085)	—
Loss (income) from nonguarantor equity investees	—	(3,244)	1,528	—	1,716	—
Capital charge and intercompany interest allocation	(1,917)	(29,821)	30,419	1,319	—	—

Income (loss) before income taxes	(81,784)	(49,624)	(21,184)	2,321	54,369	(95,902)
Income tax (benefit) expense	(10,887)	(9,597)	(5,126)	605	—	(25,005)

Net income (loss)	$(70,897)	$(40,027)	$(16,058)	$1,716	$54,369	$(70,897)

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Operations
Six Months Ended June 1, 2003
(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$26,034	$481,234	$103,816	$(72,062)	$539,022
Net sales—Affiliates	—	—	15,021	4,044	—	19,065

Total net sales	—	26,034	496,255	107,860	(72,062)	558,087
Costs and expenses:
Cost of goods sold—Non-affiliates	—	18,047	304,408	65,628	(72,062)	316,021
Cost of goods sold—Affiliates	—	—	8,622	2,662	—	11,284

Total cost of goods sold	—	18,047	313,030	68,290	(72,062)	327,305

Gross profit	—	7,987	183,225	39,570	—	230,782
Selling, general and administrative	75	7,767	144,283	33,248	—	185,373
Stock based compensation	990	—	—	—	—	990
Amortization of intangibles	—	—	145	388	—	533
Royalty income, net	—	—	(6,026)	465	—	(5,561)

Income (loss) from operations	(1,065)	220	44,823	5,469	—	49,447
Interest expense	2,863	30,325	4	760	—	33,952
Other (income) expense	(1)	2,531	(219)	(810)	—	1,501
Loss (income) from equity investees	(8,650)	(11,444)	—	—	20,094	—
Loss (income) from nonguarantor equity investees	—	512	(2,646)	—	2,134	—
Capital charge and intercompany interest allocation	(2,938)	(28,711)	29,800	1,849	—	—

Income (loss) before income taxes	7,661	7,007	17,884	3,670	(22,228)	13,994
Income tax (benefit) expense	(414)	(1,643)	6,440	1,536	—	5,919

Net income (loss)	$8,075	$8,650	$11,444	$2,134	$(22,228)	$8,075

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows
Six Months Ended May 30, 2004
(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash operating activities	$—	$(2,403)	$(48,598)	$5,899	$—	$(45,102)

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	(135)	(10,190)	(1,108)	—	(11,433)
Cash received from affiliate note and investment	—	—	—	13,573	—	13,573
Proceeds from the sale of property, plant and equipment	—	—	1,444	—	—	1,444
Net activity in investment in and advances to (from) subsidiaries	362,017	(324,365)	(18,121)	(19,531)	—	—

Net proceeds provided investing activities	362,017	(324,500)	(26,867)	(7,066)	—	3,584
Cash flows from financing activities:
Cash flows associated with financing of the recapitalization (Note 2):
Proceeds from issuance of common stock	436,050	—	—	—	—	436,050
Treasury stock repurchase (including direct expenses of $7,608)	(748,141)	—	—	—	—	(748,141)
Proceeds from the issuance of new long-term debt	—	1,050,000	—	—	—	1,050,000
Repayment of existing long-term debt	(49,989)	(687,139)	—	—	—	(737,128)
Debt issuance costs	—	(35,987)	—	—	—	(35,987)
Borrowings (repayments) of other long-term obligations, net				559		559
Equity contributions from exercise of stock options	63	—	—	—	—	63

Net cash used in financing activities	(362,017)	326,874	—	559	—	(34,584)

Change in cash and cash equivalents	—	(29)	(75,465)	(608)	—	(76,102)
Cash and cash equivalents:
Beginning of period	—	31	90,985	10,084	—	101,100

End of period	$—	$2	$15,520	$9,476	$—	$24,998

SEALY CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows
Six Months Ended June 1, 2003
(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash operating activities	$—	$55	$8,379	$727	$—	$9,161

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	(171)	(5,340)	(398)	—	(5,909)
Cash received from affiliate note and investment	—	—	—	13,611	—	13,611
Net activity in investment in and advances to (from) subsidiaries	(87)	15,435	6,665	(22,013)	—	—

Net proceeds provided by (used in) investing activities	(87)	15,264	1,325	(8,800)	—	7,702
Cash flows from financing activities:
Proceeds from issuance of long-term obligations	—	51,500	—	—	—	51,500
Prepayment of Tranche debt	—	(49,000)	—	—	—	(49,000)
Repayment of long-term obligations, net	—	(14,336)	9	6,156	—	(8,171)
Equity issuances	87	—	—	—	—	87
Debt issuance costs	—	(3,480)	—	—	—	(3,480)

Net cash (used in) financing activities	87	(15,316)	9	6,156	—	(9,064)

Change in cash and cash equivalents	—	3	9,713	(1,917)	—	7,799
Cash and cash equivalents:
Beginning of period	—	28	21,881	5,534	—	27,443

End of period	$—	$31	$31,594	$3,617	$—	$35,242

SEALY MATTRESS CORPORATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

  Merger and Recapitalization

        As more fully discussed in Note 2 to the Condensed Consolidated Financial Statements (Part I, Item 1 included herein), on April 6, 2004, Sealy Corporation completed a merger with affiliates of Kohlberg Kravis Roberts & Co., L.P. ("KKR") whereby KKR acquired approximately 92% of Sealy Corporation's capital stock. Certain of Sealy Corporation's current stockholders, including affiliates of Bain Capital, LLC and others (the "Rollover Stockholders"), retained approximately an 8% interest in Sealy Corporation's stock.

        In connection with the merger, Sealy Corporation paid off substantially all of its outstanding debt and accrued interest as of April 6, 2004 totaling $751.1 million. Sealy Corporation's capital stock outstanding immediately prior to the merger, except with respect to those shares to be retained by the Rollover Stockholders, was cancelled and exchanged for aggregate cash consideration of approximately $740.5 million plus direct costs of $7.6 million.

        Sealy Corporation issued new Class A common stock to KKR in exchange for cash in the amount of $436.1 million, and the Rollover Stockholders retained their Class A Common Stock in proportion to their respective ownership interests. The Company issued new debt totaling $1,050 million consisting of a new $125 million floating rate senior secured revolving credit facility with a six-year maturity (under which no amounts were drawn at the time of the recapitalization), a new $560 million floating rate senior secured term loan facility with an eight-year maturity, $100 million under a floating rate senior unsecured term loan with a nine-year maturity, and $390 million aggregate principal amount of new Senior Subordinated Notes bearing interest at 8.25% due June 15, 2014.

        In connection with the recapitalization, the Company incurred related costs and pre-tax expenses totaling $176.3 million, including $36.0 million capitalized as deferred debt issuance costs to be amortized over the respective terms of the new debt, and $7.6 million of costs charged against additional paid-in capital associated with the repurchase of previously outstanding shares as noted above. The remaining $132.7 million of expenses resulted in a pre-tax charge against earnings for the three and six months ended May 30, 2004. Included in the charge were compensation expenses of approximately $53.4 million for the cash settlement or non-cash rollover of stock options, management retention bonuses and the cancellation of an executive's contract. Also included were $11.8 million for the write-off of debt issuance costs and premiums associated with the previous debt, and $20.4 million for the payment of premium and consent fees associated with the repayment of the previous public debt. The remaining charges represent other non-recurring charges primarily associated with advisory fees and expenses paid in connection with the merger and recapitalization. Of the total pre-tax charge of $132.7 million, approximately $41.3 million were non-cash charges. Cash costs and pre-tax expenses connected with the recapitalization, including the payment of certain previously accrued expenses of approximately $1.1 million, totaled approximately $136.1 million, of which $14.4 million was accrued but not yet disbursed at May 30, 2004.

  Quarter Ended May 30, 2004 compared with Quarter Ended June 1, 2003

        Net Sales.    Net sales for the quarter ended May 30, 2004, were $316.6 million an increase of $46.8 million, or 17.3% from the quarter ended June 1, 2003. Total domestic sales were $252.7 million for the second quarter of 2004 compared to $213.8 million for the second quarter of 2003. The domestic sales increase of $38.9 million was attributable to a 12.9% increase in volume and a 5.3% increase in average unit selling price. The increase in average unit selling price is due primarily to an improved sales mix from the Company's new Unicased® Posturepedic line, partially offset by lower sales of other higher-end products and increased price roll-backs on existing products in conjunction with the roll-out of the TripLCased® Stearns & Foster line. Total international sales were $63.8 million for the second quarter of 2004 compared to $56.0 for the second quarter of 2002. Increases of $7.8 million, or 13.9%, were primarily attributable to volume gains and favorable currency fluctuations in the Canadian and European markets.

        Cost of Goods Sold.    Cost of goods sold for the quarter, as a percentage of net sales, decreased 3.2 percentage points to 56.8%. Cost of goods sold for the domestic business, as a percentage of net sales, decreased 3.5 percentage points to 55.3%. This decrease is primarily due to an increase in average unit selling price due to an improved sales mix with the Unicased product line. Cost of goods sold for the international business, as a percentage of net sales, decreased 1.7 percentage points to 62.8%. This decrease is primarily due to decreased material costs in Canada primarily attributable to favorable exchange rate fluctuations on material purchases from outside the country.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased $13.0 million to $105.7 million, or 33.4% of net sales, compared to $92.7 million, or 34.4% of net sales. Advertising and promotion expenses increased $4.9 million over 2003 due to increased cooperative advertising expenses as business activity has risen and increased promotion expenses associated with the launch of the Company's new TripLCased design for its Stearns & Foster line. Delivery costs increased $3.3 million due to increased business activity and increased fuel costs. In addition, sales employment costs increased $2.4 million due primarily to salaries and fringe benefits associated with additional headcount, increased travel and entertainment associated with increased business activity and increased outside sales commissions. Corporate overhead and plant administrative expenses increased $4.8 million over the second quarter of 2003 due to increased incentive compensation expense of $1.7 million due to increased business activity. Also, salary and fringe benefit expenses increased $0.8 million associated with newly created positions and the filling of previously vacant staff positions, normal merit increases and increased expense associated with a defined benefit pension plan. The Company also had increased consulting costs associated with the development of a new product development process of $0.6 million, severance associated with a European restructuring of $0.6 million and other various miscellaneous expenses of $1.1 million. These increases were partially offset by a $2.6 million decrease in bad debt expense.

        Recapitalization Expense.    The Company incurred approximately $132.7 million of recapitalization expenses in connection with its merger with affiliates of Kohlberg Kravis Roberts & Co., L.P., completed April 6, 2004 (see Merger and Recapitalization).

        Royalty Income, net of royalty expense.    Royalty income for the three months ended May 30, 2004 increased $0.5 million over the three months ended June 1, 2003. Both the Company's domestic and international royalty revenues increased over the second quarter of 2003.

        Interest Expense.    Interest expense was unchanged primarily due to lower effective interest rates having been offset by higher debt levels. See also the previous discussion in Merger and Recapitalization related to the recapitalization and its effects on the Company's debt structure.

        Income Tax.    The company's effective income tax rate generally differs from the federal statutory rate due to the effects of certain foreign tax rate differentials and state and local income taxes. In 2004, the rate was also affected by certain non-deductible expenses associated with the recapitalization. The Company's effective tax rate for the quarter ended May 30, 2004 was 28.8%. Excluding the effects of the recapitalization, the effective rate would have been 38.9%. The Company's effective rate for the quarter ended June 1, 2003 was 29.2%. This rate was impacted by a higher projected effective tax rate for the full fiscal year as compared to the end of the quarter ended March 1, 2003 resulting in a lower tax benefit as compared to the effective rate for the six months ended June 1, 2003.

  Six Months Ended May 30, 2004 compared with Six Months Ended June 1, 2003

        Net Sales.    Net sales for the six months ended May 30, 2004 were $634.8 million, an increase of $76.7 million, or 13.7% from the six months ended June 1, 2003. Total domestic sales were $507.2 million for the first six months of 2004 compared to $447.6 million for the first six months of 2003. The domestic sales increase of $59.6 million was attributable to a 9.7% increase in volume and a 3.6% increase in average unit selling price. The increase in average unit selling price is due primarily to an improved sales mix from the Company's new Unicased® Posturepedic line, partially offset by lower sales of other higher-end products and increased price roll-backs on existing products in conjunction with the roll-out of the TripLCased® Stearns & Foster line. Total international sales were $127.5 million for the six months ended May 30, 2004 compared to $110.5 for the six months ended June 1, 2003. Increases of $17.0 million, or 15.4%, were primarily attributable to favorable currency fluctuations in Canada and Europe and volume gains in the Canadian, European, and Latin American markets.

        Cost of Goods Sold.    Cost of goods sold for the six months ended May 30, 2004, as a percentage of net sales, decreased 1.4 percentage points to 57.3%. Cost of goods sold for the domestic business, as a percentage of net sales, decreased 1.6 percentage points to 55.9%. This decrease is primarily due to an increase in average unit selling price due to an improved sales mix with the Unicased product line. Cost of goods sold for the international business, as a percentage of net sales, decreased 0.7 percentage points to 62.8%. This decrease is primarily due to lower material costs in Canada and Brazil.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increase $22.0 million to $207.4 million, or 32.7% of net sales, compared to $185.4 million or 33.2% of net sales. Advertising and promotional expenses increased $10.0 million over 2003 due to increased cooperative advertising expenses as business activity has risen and increased promotion expenses associated with the launch of the Company's new TripLCased design for its Stearns & Foster line. Delivery costs increased $5.1 million due to increased business activity and increased fuel costs. In addition, sales employment costs increased $3.8 million due primarily to salaries and fringe benefits associated with additional headcount, increased travel and entertainment associated with increased business activity and increased outside sales commissions. Corporate overhead and plant administrative expenses increased $6.3 million over the first six months of 2003 due primarily to increased incentive compensation expense of $1.9 million due to increased business activity. Also, salary and fringe benefit expenses increased $1.2 million associated with newly created and the filling of previously vacant staff positions, normal merit increases and increased expense associated with a defined benefit pension plan. The Company also had increased consulting costs associated with the development of a new product development process of $0.6 million, severance associated with a European restructuring of $0.6 million and other various miscellaneous expenses of $2.0 million. These increases were partially offset by a $1.9 million decrease in bad debt expense.

        Recapitalization Expense.    The Company incurred approximately $132.7 million of recapitalization expenses in connection with its merger with affiliates of Kohlberg Kravis Roberts & Co., L.P., completed April 6, 2004 (see Merger and Recapitalization).

        Royalty Income, net of royalty expense.    Royalty income for the six months ended May 30, 2004 increased $1.1 million over the six months ended June 1, 2003. Domestic royalty revenue increased $0.9 million while international royalties are up $0.2 million.

        Interest Expense.    Interest decreased $0.1 million primarily due to lower effective interest rates having been substantially offset by higher debt levels. See also the previous discussion in Merger and Recapitalization related to the recapitalization and its effects on the Company's debt structure.

        Income Tax.    The company's effective income tax rate generally differs from the federal statutory rate due to the effects of certain foreign tax rate differentials and state and local income taxes. In 2004, the rate has also been affected by certain non-deductible expenses associated with the recapitalization. The Company's effective tax rate for the six months ended May 30, 2004 was 26.1%. Excluding the effects of the recapitalization, the effective rate would have been 40.8%. The Company's effective rate for the six months ended June 1, 2003 was 42.3%.

  New Sealy Product Launch

        The Company annually invests significantly in research and development to improve its product offerings. In June 2003, the Company launched an entirely new line of mattresses and box springs for its Sealy Posturepedic brand. All Sealy Posturepedic brand mattresses are now manufactured with "Unicased® Construction" utilizing new proprietary processes and materials incorporated into a single-sided design. The Company also incorporated this new design into essentially all of its Stearns & Foster branded products in the first half of 2004. The Company estimates it incurred incremental promotional costs of approximately $3.6 million during the first half of 2004 compared to normal levels, primarily related to roll-back pricing of two-sided product to be discontinued. The Company expects such costs for the second half of the year to essentially return to normal levels.

        The Company is dependent upon a single supplier for certain key structural components of its new Unicased® design. Such components are purchased under a four-year supply agreement, and are manufactured in accordance with a proprietary process of the supplier. Under the terms of the supply agreement, the Company is required to make minimum purchases of the components totaling $70 million through 2006. The Company believes that its supply requirements will exceed the minimum purchase commitments over the life of the agreement.

  Liquidity and Capital Resources

        The Company intends to fund its ongoing operations following the recapitalization through cash generated by operations and availability under our new senior secured credit facilities. As part of the recapitalization, the Company has incurred substantial debt, including under our new senior secured credit facilities, the senior unsecured term loan and the senior subordinated notes, with interest payments on this indebtedness substantially increasing our liquidity requirements.

        The Company's new senior secured credit facilities comprise a $560 million term loan facility due in 2012 and a $125 million revolving credit facility due in 2010. At May 30, 2004, the Company had approximately $99.4 million available under the revolving credit facility including letters of credit issued totaling $25.6 million. The Company will be permitted to incur up to an additional $100.0 million of senior secured debt at the option of participating lenders, so long as no default or event of default under the new senior secured credit facilities has occurred or would occur after giving effect to such incurrence and certain other conditions are satisfied.

        Borrowings under the Company's new senior secured credit facilities bear interest at the Company's choice of the Eurodollar rate or adjusted base rate ("ABR"), in each case, plus an applicable margin, subject to adjustment based on a pricing grid. On June 3, 2004, the Company entered into an interest rate swap agreement effective July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of the outstanding balance under the senior secured term loan through November 2005, declining to $150 million through November 2007. The term loan facility provides for quarterly principal payments of approximately $1.4 million, beginning six months from the closing of the facility with a two-quarter payment, with the balance of the facility to be repaid at maturity in 2012. On July 6, 2004, the Company borrowed $15 million under its revolving credit facility and used the funds to prepay all amounts due under the senior secured term loan through January 2007.

        The $100 million senior unsecured term loan will mature in 2013 and will bear interest at the Company's choice of the Eurodollar rate or ABR, plus an applicable margin, subject to adjustment based on a pricing grid. All principal amounts outstanding under the senior unsecured term loan are to be repaid at maturity.

        The newly issued senior subordinated notes consist of $390 million aggregate principle amount maturing June 15, 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004. The Company is currently in the process of preparing an offer to exchange these notes for publicly traded securities with identical terms.

        As a result of the new capital structure, the Company's pro forma estimated annual interest cost is $69.1 million (including $4.2 million of amortization of deferred debt costs) as compared with historical interest cost of $68.5 million for the most recent fiscal year ended November 30, 2003, and pro forma interest cost for the three and six months ended May 30, 2004 is $16.6 million and $33.6 million, respectively, as compared with historical interest expense of $16.9 million and $33.9 million for the three and six months ended May 30, 2004.

        Future principal debt payments are expected to be paid out of cash flows from operations, borrowings on our new revolving credit facility, and future refinancing of our debt.

        The Company expects to spend an aggregate of approximately $25 million for capital expenditures in fiscal 2004. The Company believes that annual capital expenditure limitations in our new senior secured credit facilities will not significantly inhibit us from meeting our ongoing capital expenditure needs.

        The Company's cash flow from operations for the six months ended May 30, 2004 decreased $54.3 million from the six months ended June 1, 2003 to $(45.1) million, primarily due to $78.1 million of cash payments for expenses associated with the recapitalization. Excluding the effect of the recapitalization, cash flow from operations increased $23.9 million over the same period in 2003. Contributing to the improvement were higher operating margins before the effect of the recapitalization and significantly improved collections on accounts receivable over the prior year. These improvements were partially offset by higher interest payments in the first six months of 2004, due in part to the payoff of debt in connection with the recapitalization, and also to the prepayment of interest late in the 2002 fiscal year.

        As a result of declines in the value of assets held in the Company's defined benefit pension plan, the Company has recognized a $4.6 million aggregate minimum pension liability at May 30, 2004. The Company will be required to make minimum funding contributions of $1.7 million during the remainder of 2004. The annual actuarial valuation of the plan, expected to be completed during the second half of 2004, may indicate the need for additional minimum funding contributions to be made in late 2004 and into 2005. Any change in the aggregate minimum liability, beyond that attributable to normal pension cost for 2004, will be determined at the end of the Company's fiscal fourth quarter and may result in a non-cash charge to other comprehensive income at that time.

        The Company has approximately $14.4 million of accrued expenses associated with the recapitalization remaining to be paid at May 30, 2004. Recapitalization expenses have generated approximately $25 million of recoverable income taxes which the Company may use to reduce tax payments or apply for a carry back refund in 2004 or 2005.

        The Company intends to evaluate all potential financing alternatives available from time to time in both the debt and equity markets and to optimize the capital structure over time based upon these alternatives. Such alternatives may result in an increase to Sealy Mattress Corporation's debt leverage or that of its parent company, Sealy Corporation.

        The Company's ability to make scheduled payments of principal, or to pay the interest or special interest, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on the company's future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control. Based upon the current level of operations and certain anticipated improvements, the Company believes that cash flow from operations and available cash, together with borrowings available under the Company's new senior secured credit facilities, will be adequate to meet the Company's future liquidity needs throughout 2004. There can be no assurance that the Company will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the new senior secured credit facilities in an amount sufficient to enable the Company to service its indebtedness or to fund other liquidity needs. In addition, there can be no assurance that the Company will be able to affect any future refinancing of our debt on commercially reasonable terms or at all.

        The Company's new long-term obligations contain various financial tests and covenants. The Company's senior secured credit facilities require the Company to meet a minimum interest coverage ratio and a maximum leverage ratio. The indenture governing the Company's new senior subordinated notes also requires the Company to meet a fixed charge coverage ratio in order to incur additional indebtedness, subject to certain exceptions. The specific covenants and related definitions can be found in the applicable debt agreements, each of which has been previously filed by the Company with the Securities and Exchange Commission.

        The covenants contained in the Company's senior secured credit facilities are based on what the Company refers to herein as "Adjusted EBITDA". In the senior secured credit facilities, EBITDA is defined as net income plus interest, taxes, depreciation and amortization and Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance as discussed above. Adjusted EBITDA is presented herein as it is a material component of these covenants. Non-compliance with such covenants could result in the requirement to immediately repay all amounts outstanding under such facilities. While the determination of "unusual items and other adjustments" is subject to interpretation and requires judgment, the Company believes the adjustments listed below are in accordance with covenants discussed above. In addition, the Company bases its assessment on the recoverability of its indefinite- lived goodwill on a multiple of EBITDA. The Company's Board of Directors also uses EBITDA as a basis for determining the fair market value of the stock at the grant date for stock option issuances.

        EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, they are not intended to be measures of free cash flow for management's discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.

        The following table sets forth a reconciliation of net loss to EBITDA and EBITDA to Adjusted EBITDA for the three months ended May 30, 2004:

Three Months Ended May 30, 2004
Net Loss	(82.2)
Interest	16.9
Income Taxes	(33.3)
Depreciation & Amortization	6.1

EBITDA	$(92.5)
Recapitalization expenses	132.7
Management fees to primary owner	0.5
Unusual and nonrecurring losses:
Post-closing residual plant costs	1.7
Effect of price rollback programs due to introduction of new "Unicased" product	1.1
Various other new product introduction costs	0.1
Severance	0.6
Other (various)	(0.1)

Adjusted EBITDA	$44.1

        The following table sets forth a reconciliation of EBITDA to cash flow from operations for the six months ended May 30, 2004 and June 1, 2003:

	Six Months Ended May 30, 2004	Six Months Ended June 1, 2003
Net (loss) income	$(70.9)	$8.1
Interest	33.8	33.9
Income Taxes	(25.0)	5.9
Depreciation & Amortization	12.2	11.5

EBITDA	$(49.9)	$59.4
Adjustments to EBITDA to arrive at cash flow from operations:
Interest expense	(33.8)	(33.9)
Income taxes	25.0	(5.9)
Non-cash charges against (credits to) net income	41.1	3.8
Changes in operating assets & liabilities.	(27.5)	(14.2)

Cash flow from operations	$(45.1)	$9.2

        In addition, the new secured credit agreements and indenture contain certain other restrictive covenants which will, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. Each agreement also contains certain customary events of default, subject to grace periods, as appropriate. The Company was in compliance with all covenants as of May 30, 2004 and expects to remain in compliance for the remainder of 2004.

  Forward Looking Statements

        This document contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Report Act of 1995. Although the Company believes its plans are based upon reasonable assumptions as of the current date, it can give no assurances that such expectations can be attained. Factors that could cause actual results to differ materially from the Company's expectations include: general business and economic conditions, competitive factors, raw materials pricing, and fluctuations in demand.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Information relative to the Company's market risk sensitive instruments by major category at November 30, 2003 is presented under Item 7a of Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

  Foreign Currency Exposures

        The Company's earnings are affected by fluctuations in the value of its subsidiaries' functional currency as compared to the currencies of its foreign denominated purchases. Foreign currency forward, swap and option contracts are used to hedge against the earnings effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which the Company manufactures or sells its products would not be material to earnings or financial position. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

  Interest Rate Risk

        As more fully discussed in Note 10 to the Condensed Consolidated Financial Statements (Part I, Item 1 included herein) the Company had entered into two interest rate swap agreements associated with debt existing prior to the recapitalization. Although the related debt was repaid in connection with the recapitalization, the related swaps remain in effect and are scheduled to expire in December 2006. Because the first swap converted a portion of the Company's floating rate debt to a fixed rate and a subsequent swap effectively re-established a floating rate on the same debt, the effect of the two instruments on both cash flows and earnings is largely off-setting. As a result of the recapitalization and repayment of the related debt, $4.7 million of changes in fair value previously recorded in accumulated other comprehensive loss were included in recapitalization expenses charged against earnings during the three and six months ended May 30, 2004 (see Merger and Recapitalization). The combined fair value carrying amount of these swap instruments at May 30, 2004 and November 30, 2003 was a net obligation of $5.9 and $8.1 million, respectively.

        The Company had also entered into an interest rate cap agreement associated with previous debt that caps the floating rate on the debt at 8% through June 2005. The agreement also remains in effect following the repayment of the related debt. This agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. The fair value of this instrument is not material.

        A 10% increase or decrease in market interest rates that effect the Company's interest rate derivative instruments would not have a material impact on earnings during the next fiscal year.

        On June 3, 2004, the Company entered into an interest rate swap agreement effective July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of the outstanding balance under the senior secured term loan through November 2005, declining to $150 million through November 2007.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and options contracts. See also Note 10 to the unaudited condensed consolidated financial statements.

  Worldwide Steel Prices

        The world demand for steel over the last two years has increased due to a number of factors, including increased steel imports into Asia. Worldwide production has not been able to keep up with the increased demand, due in part to decreased productive capacity in the United States. Furthermore, the weakening of the U.S. Dollar has raised the relative price of steel imported into the United States. Consequently, the Company believes that the cost of cold rolled steel and steel drawn wire which are used in the production of the spring units and other components within the mattress and box springs will increase significantly during 2004. In response to these increases, effective May 1, 2004, the Company increased the prices charged to its customers. The Company does not believe that world steel prices or this price increase to our customers will materially impact its long-term operations and financial position.

Item 4.    Internal Control and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

        See Note 13 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits:
31.1	Chief Executive Officer Certification of the Quarterly Financial Statements
31.2	Chief Financial Officer Certification of the Quarterly Financial Statements
32	Certification Pursuant to 18 U.S.C. Section 1350
(b)
Reports on Form 8-K:

  Various reports and press releases regarding the completion of the merger with affiliates of Kohlberg Kravis Roberts & Co., L.P., filed on April 6, 2004; Press release announcing financial results for the fiscal first quarter ended February 29, 2004, filed April 15, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sealy Mattress Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SEALY MATTRESS CORPORATION

Signature	Title

/s/ DAVID J. MCILQUHAM David J. McIlquham	Chief Executive Officer and President (Principal Executive Officer)
/s/ JAMES B. HIRSHORN James B. Hirshorn	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: July 14, 2004

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SEALY MATTRESS CORPORATION Condensed Consolidated Statements of Operations (In thousands) (Unaudited)
SEALY MATTRESS CORPORATION Condensed Consolidated Statements of Operations (In thousands) (Unaudited)
SEALY MATTRESS CORPORATION Condensed Consolidated Balance Sheets (In thousands) (Unaudited)
SEALY MATTRESS CORPORATION Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
SEALY MATTRESS CORPORATION Notes to Consolidated Financial Statements
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Balance Sheet May 30, 2004 (in thousands)
SEALY MATTRESS COPRORATION Supplemental Consolidating Condensed Balance Sheet November 30, 2003 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidated Condensed Statements of Operations Three Months Ended May 30, 2004 (in thousands)
SEALY CORPORATION Supplemental Consolidated Condensed Statements of Operations Three Months Ended June 1, 2003 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Statements of Operations Six Months Ended May 30, 2004 (in thousands)
SEALY CORPORATION Supplemental Consolidating Condensed Statements of Operations Six Months Ended June 1, 2003 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Statements of Cash Flows Six Months Ended May 30, 2004 (in thousands)
SEALY CORPORATION Supplemental Consolidating Condensed Statements of Cash Flows Six Months Ended June 1, 2003 (in thousands)
SEALY MATTRESS CORPORATION
PART II. OTHER INFORMATION
SIGNATURES