Form 10-Q
period 2004-08-29
Sealy Mattress CORP
filed 2004-10-13
CIK 1295735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 29, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-117081-27

SEALY MATTRESS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-1178482
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Sealy Drive One Office Parkway Trinity, North Carolina	27370
(Address of principal executive offices)*	(Zip Code)

(336) 861-3500
Registrant’s telephone number, including area code

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

The number of shares of the registrant’s common stock outstanding as of September 30, 2004 was 1,000.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

SEALY MATTRESS CORPORATION

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Quarter Ended August 29, 2004	Quarter Ended August 31, 2003
Net sales—Non-affiliates	$357,263	$318,326
Net sales—Affiliates (Note 15)	—	6,615

Total net sales	357,263	324,941
Costs and expenses:
Cost of goods sold—Non-affiliates	193,945	185,170
Cost of goods sold—Affiliates (Note 15)	—	3,797

Total cost of goods sold	193,945	188,967

Gross profit	163,318	135,974
Selling, general and administrative	119,885	105,617
Recapitalization expense (Notes 1, 2, 13)	394	—
Stock based compensation (Note 3)	—	492
Amortization of intangibles	297	287
Royalty income, net	(3,875)	(3,064)

Income from operations	46,617	32,642
Interest expense (Notes 2, 9)	17,324	17,662
Other (income) expense, net (Note 8)	(102)	(246)

Income before income tax expense	29,395	15,226
Income tax expense (Note 2)	9,003	6,529

Net income	$20,392	$8,697

See accompanying notes to condensed consolidated financial statements.

SEALY MATTRESS CORPORATION

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Nine Months Ended August 29, 2004	Nine Months Ended August 31, 2003
Net sales—Non-affiliates	$984,985	$857,348
Net sales—Affiliates (Note 15)	7,030	25,680

Total net sales	992,015	883,028
Costs and expenses:
Cost of goods sold—Non-affiliates	553,448	501,191
Cost of goods sold—Affiliates (Note 15)	4,035	15,081

Total cost of goods sold	557,483	516,272

Gross profit	434,532	366,756
Selling, general and administrative	327,258	290,990
Recapitalization expense (Notes 1, 2, 13)	133,134	—
Stock based compensation (Note 3)	—	1,482
Amortization of intangibles	887	820
Royalty income, net	(10,578)	(8,625)

(Loss) income from operations	(16,169)	82,089
Interest expense (Notes 2, 9)	51,182	51,614
Other (income) expense, net (Note 8)	(844)	1,255

(Loss) income before income tax expense	(66,507)	29,220
Income tax expense (benefit) (Note 2)	(16,002)	12,448

Net (loss) income	$(50,505)	$16,772

See accompanying notes to condensed consolidated financial statements.

SEALY MATTRESS CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	August 29, 2004	November 30, 2003*
ASSETS
Current assets:
Cash and cash equivalents	$18,662	$101,100
Accounts receivable—Non-affiliates, net	196,728	160,984
Accounts receivable—Affiliates, net (Note 15)	—	1,758
Inventories (Note 4)	50,227	49,413
Prepaid expenses, deferred taxes and other current assets (Notes 2, 11)	59,160	43,404

	324,777	356,659
Property, plant and equipment, at cost	309,919	299,718
Less: accumulated depreciation	141,313	128,893

	168,606	170,825
Other assets:
Goodwill (Note 7)	381,713	381,891
Other intangibles, net (Note 7)	4,602	5,364
Long-term notes receivable (Note 15)	—	13,323
Debt issuance costs, net, and other assets (Notes 2, 11)	46,667	31,004

	432,982	431,582

	$926,365	$959,066

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term obligations (Note 9)	$8,203	$47,623
Accounts payable	95,384	85,478
Accrued interest (Note 11)	17,145	23,565
Accrued incentives and advertising	41,744	35,546
Accrued compensation	32,330	27,583
Other accrued expenses (Notes 5, 6, 11)	53,439	44,839

	248,245	264,634

Due to Parent Company (Note 17)	3,475	—
Long-term obligations, net	1,025,786	699,630
Other noncurrent liabilities (Note 11)	37,610	48,851
Deferred income taxes	16,851	22,113
Stockholders’ equity (deficit) (Note 13):
Common stock	—	324
Additional paid-in capital	454,421	146,240
Accumulated deficit	(853,681)	(201,497)
Accumulated other comprehensive loss	(6,342)	(8,165)
Common stock held in treasury, at cost	—	(13,064)

	(405,602)	(76,162)

	$926,365	$959,066

*                      Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

SEALY MATTRESS CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended August 29, 2004	Nine Months Ended August 31, 2003
Net cash provided by (used in) operating activities	$(19,425)	$29,314

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(18,706)	(9,337)
Cash received from affiliate note and investment	13,573	13,611
Proceeds from the sale of property, plant and equipment	1,499	—

Net cash provided by (used in) investing activities	(3,634)	4,274

Cash flows from financing activities:
Cash flows associated with financing of the recapitalization (Note 2):
Proceeds from issuance of common stock	436,050	—
Treasury stock repurchase	(748,141)	—
Proceeds from the issuance of new long-term debt	1,050,000	—
Repayment of existing long-term debt	(737,128)	—
Debt issuance costs	(36,403)	—
Proceeds from the issuance of notes to refinance Tranche debt	—	51,500
Prepayment of refinanced Tranche debt	—	(49,000)
Debt issuance costs or other deferred finance charges	(500)	(3,860)
Borrowings (repayments) of other long-term obligations, net	(23,320)	(14,756)
Equity contributions from exercise of stock options	63	88

Net cash used in financing activities	(59,379)	(16,028)

Change in cash and cash equivalents	(82,438)	17,560
Cash and cash equivalents:
Beginning of period	101,100	27,443

End of period	$18,662	$45,003

Supplemental disclosures:
Selected non-cash items:
Depreciation and amortization	$18,309	$16,718
Non-cash compensation	—	1,482
Write-off of deferred debt costs and dedesignated cash flow hedge associated with the early extinguishment of debt	—	2,531
Non-cash expense associated with the recapitalization (Note 2)	41,342	—
Cash used for recapitalization expenses included in cash flows from operating activities	(90,664)	—

Non-cash interest expense associated with:
Junior Subordinated Notes	—	4,196
Debt issuance costs	4,216	4,275
Discount (premium) on Senior Subordinated Notes, net	(227)	188
Net interest (income) expense associated with interest rate swap and cap agreements	(432)	(549)

See accompanying notes to condensed consolidated financial statements

SEALY MATTRESS CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 1:   Basis of Presentation

The condensed consolidated financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Sealy Mattress Corporation and its subsidiaries (“the Company”).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These condensed consolidated financial statements should be read in conjunction with the Annual Report of Sealy Corporation on Form 10-K for the year ended November 30, 2003.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures on contingent assets and liabilities at quarter end and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

On April 6, 2004, Sealy Corporation, owner of 100% of the Company’s common stock, completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) whereby KKR acquired 92% of Sealy Corporation’s capital stock.  Certain of Sealy Corporation’s previous stockholders, including affiliates of Bain Capital, LLC and others, retained an 8% interest in Sealy Corporation’s stock.  The merger was accounted for as a recapitalization.  See Note 2 for further details on the recapitalization.  Subsequent to the recapitalization, the Company received as contributed capital all of Sealy Corporation’s 100% interest in Sealy Mattress Company.  The Company also replaced Sealy Corporation as the parent-guarantor of the 8.25% Senior Subordinated Notes due 2014 issued by Sealy Mattress Company.  Accordingly, the Company is now the reporting guarantor-parent company and as a result of being an entity under common control has reflected the operation of Sealy Corporation prior to April 6, 2004 in a manner similar to a pooling-of-interests.  Additionally, all assets, liabilities, and stockholders’ deficit of Sealy Corporation existing upon the completion of the recapitalization as of April 6, 2004 has been pushed down to and included with those of the Company as of August 29, 2004.  Therefore, all reported amounts as of and for the three and nine months ended August 29, 2004 are comparable in all material respects to those for the prior periods presented herein except as to common stock and additional paid-in capital, which reflect the respective outstanding shares of the Company and Sealy Corporation.  Subsequent to the recapitalization, none of the activity of Sealy Corporation will be included in the consolidated financial statements of the Company and its subsidiaries (see Note 17).

Note 2:   Merger and Recapitalization

On April 6, 2004, Sealy Corporation completed a merger with affiliates of KKR whereby KKR acquired approximately 92% of Sealy Corporation’s capital stock.  Certain of Sealy Corporation’s current stockholders, including affiliates of Bain Capital, LLC and others (the “Rollover Stockholders”), retained approximately an 8% interest in Sealy Corporation’s stock.  In connection with the merger, Sealy Corporation recapitalized substantially all of its outstanding debt.  The following table summarizes the estimated sources and uses of cash in connection with the recapitalization as if all amounts were funded as of the date of the recapitalization:

Sources:		Uses:

	(in millions)		(in millions)
Available cash	$128.8	Purchase outstanding equity	$740.5
Settlement of MFI Note	13.6	Repayment of existing debt and accrued interest	751.1
Senior secured term loan facility	560.0	Redemption of existing stock options	21.0
Senior unsecured term loan	100.0	Fees, expenses and other transaction costs	115.9
Senior subordinated notes	390.0
Equity contribution	436.1

Total sources	$1,628.5	Total uses	$1,628.5

Sealy Corporation’s capital stock outstanding immediately prior to the merger, except with respect to those shares to be retained by the Rollover Stockholders, was cancelled and exchanged for aggregate cash consideration of approximately $740.5 million.  Sealy

Corporation issued new Class A Common Stock to KKR and the Rollover Stockholders retained their Class A Common Stock in proportion to their respective ownership interests.  All outstanding amounts under the existing Senior Credit Agreement were repaid.  On April 6, 2004, the Company closed tender offers with respect to the outstanding $300 million aggregate principal amount of the 9.875% Senior Subordinated Notes and the outstanding $128 million aggregate principal amount of 10.875% Senior Subordinated Discount Notes for cash in amounts equal to 103.542% and 103.875% of the principal amounts, respectively.  Approximately 91% and 99% of the 9.875% Senior Subordinated Notes and 10.875% Senior Subordinated Discount Notes were tendered, respectively, and the remaining amount was called and paid by the Company on May 6, 2004 for approximately $31.2 million including approximately $1.1 million of accrued interest and prepayment premiums of approximately $1.0 million. The Company also repaid the $50 million outstanding balance of its existing 10% Junior Subordinated Notes.

The Company entered into new senior credit facilities consisting of a $125 million senior secured revolving credit facility with a six-year maturity and a $560 million senior secured term loan facility with an eight-year maturity.  Annual maturities will be 1% of the original principal amount for the first seven years, with the balance of the facility to be repaid at final maturity.  Subsequent to the Recapitalization, the Company has prepaid all annual maturities due prior to the final maturity. The Company will also be required to prepay the term loans to the extent of 50% of excess cash flow (as defined in the credit agreement).  The senior credit facilities bear interest at a floating rate. The Company also borrowed $100 million under a senior unsecured term loan.  This loan will be due in nine years and bears interest at a floating rate.  There are required prepayment provisions in the event of a change in control or to the extent of certain excess proceeds from any asset sales.  The Company also issued $390 million aggregate principal amount of new Senior Subordinated Notes due 2014.  The notes bear interest at 8.25% payable semi-annually on June 15 and December 15.  The Company incurred approximately $36.4 million of costs associated with establishing the new senior credit facilities and the senior unsecured term loan and the issuance of the new Senior Subordinated Notes.  Such costs are included in the above total amount for estimated fees, expenses and other costs and will be amortized as interest expense over the term of the respective debt.

All stock options to purchase the Sealy Corporation’s common stock outstanding immediately prior to the merger, whether or not vested, other than certain options held by members of management that those members elected to rollover (the “Rollover Options”) were cancelled and converted into a right to receive cash consideration upon the completion of the merger.  Accordingly, the Company paid approximately $21.0 million to settle the options which were not rolled over, resulting in a charge to expense during the quarter ended May 30, 2004.  The Rollover Options, which had intrinsic value of approximately $24.6 million upon the completion of the merger, now have an expiration date which was extended beyond that of the previously existing options, resulting in a new measurement date. Consequently, a non-cash charge to expense of $24.6 million was recorded during the quarter ended May 30, 2004.

The Company incurred approximately $78.2 million of other cash costs primarily associated with debt breakage costs, merger advisory fees, management retention bonuses and other costs, of which $70.6 million was charged to expense, with the remaining $7.6 million of direct costs related to the repurchase of shares charged against paid-in capital.  The Company also incurred non-cash charges of approximately $11.8 million primarily related to the write-off of previous debt issuance costs, and various other non-cash charges of approximately $5.1 million related to the recapitalization.  Included in the amounts disclosed above are losses associated with the extinguishment of the previously-existing debt totalling $32.2 million.

Certain of the charges included in recapitalization expense are not deductible for Federal income tax purposes, resulting in an adverse impact on the Company’s effective tax rate for the three and nine months ended August 29, 2004.  Included in prepaid expenses, deferred taxes and other current assets is approximately $16 million of recoverable income taxes primarily as a result of the recapitalization.

Note 3:   Stock Option and Restricted Stock Plans

Certain employees of the Company have been granted options to purchase the common stock of the Company’s 100% owner, Sealy Corporation.  Such options are accounted for by the Company and reported herein as if granted by the Company.  As permitted by FAS 123, “Accounting for Stock-Based Compensation”, the Company continues to account for its stock option and stock incentive plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and makes no charges (except to the extent required by APB Opinion No. 25) against earnings with respect to options granted. FAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123” does however require interim disclosure of pro forma information regarding net income and earnings per share determined as if the Company had accounted for its stock options under the fair value method.

For purposes of this pro forma disclosure, the estimated fair value of the options is amortized as an expense over the options’ vesting period.  The Company recognized compensation expense under APB Opinion No. 25 totaling $45.6 million for the nine months ended August 29, 2004 in connection with the recapitalization, such expense being included with recapitalization expense in the accompanying condensed consolidated statements of operations (see Note 2). The Company recognized no compensation expense associated with stock options for the three and nine months ended August 31, 2003 as all options were granted at or above the fair market value of the stock at the date of grant.

	Three months ended		Nine months ended
	August 29, 2004	August 31, 2003	August 29, 2004	August 31, 2003
	(In thousands)
Net income (loss), as reported	$20,392	$8,697	$(50,505)	$16,772
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	395	112	(854)	402

Pro forma net income (loss)	$19,997	$8,585	$(49,651)	$16,370

For the three and nine months ended August 31, 2003 the Company recognized stock-based compensation expense of $0.5 million and $1.5 million, respectively, to revalue an obligation to repurchase common stock from a former officer of the Company.  This obligation was retired in connection with the recapitalization.

Note 4:   Inventories

The major components of inventories were as follows:

	August 29, 2004	November 30, 2003
	(In thousands)
Raw materials	$24,033	$26,575
Work in process	17,016	14,699
Finished goods	9,178	8,139

	$50,227	$49,413

Note 5:   Warranty Costs

The Company’s warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy-branded products. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The change in the company’s accrued warranty obligations from November 30, 2003 to August 29, 2004 was as follows:

August 29, 2004
(In thousands)
Accrued warranty obligations at November 30, 2003	$9,135
Warranty claims	(10,989)
2004 warranty provisions	13,400

Accrued warranty obligations at August 29, 2004	$11,546

Note 6:   Plant Closure

On May 1, 2004, the Company closed its manufacturing facility at Randolph, Massachusetts.  Accordingly, the Company incurred restructuring charges of approximately $0.6 million included in selling, general and administrative expenses during the nine months ended August 29, 2004, primarily associated with severance and retention costs. The Company also incurred additional period costs during the year as the business was primarily shifted to the new Albany facility.

Note 7:   Goodwill and Other Intangible Assets

The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter.  The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

The changes in the carrying amount of goodwill for the nine months ended August 29, 2004 are as follows (in thousands):

Balance as of November 30, 2003	$381,891
Decrease due to foreign currency translation	(178)

Balance as of August 29, 2004	$381,713

Total other intangibles of $4.6 million (net of accumulated amortization of $15.1 million) as of August 29, 2004 primarily consist of acquired licenses, which are amortized on the straight-line method over periods ranging from 5 to 15 years.

Note 8:   Other (Income) Expense, Net

Other (income) expense, net includes interest income of $0.1 million and $0.8 million for the three and nine months ended August 29, 2004 and $0.2 million and $1.3 million for the three and nine months ended August 31, 2003, respectively.

Other (income) expense, net in the three and nine months ended August 31, 2003 also includes a $2.0 million write-off of previously deferred derivative losses recorded in accumulated other comprehensive loss and $0.5 million of deferred debt costs associated with the early extinguishment of debt in May 2003.

Note 9:   Long-Term Obligations

Long-term debt as of August 29, 2004 and November 30, 2003 consisted of the following:

	August 29, 2004	November 30, 2003
	(in thousands)
Senior Secured Term Loan	$535,000	$—
Senior Revolving Credit Facility	—	—
Senior Unsecured Term Loan	100,000	—
Senior Subordinated Notes	390,000	—
Senior AXELs Credit Agreement	—	259,139
Senior Subordinated Notes (net of premium of $2,816)	—	302,816
Senior Subordinated Discount Notes	—	128,000
Junior Subordinated Notes	—	49,989
Other	8,989	7,309

	1,033,989	747,253
Less current portion	8,203	47,623

	$1,025,786	$699,630

Subsequent to the quarter ended August 29, 2004, the Company made additional prepayments of $20 million and $25 million on September 8, 2004 and October 7, 2004, respectively, partially funded by net borrowings of approximately $10.5 million under the revolving credit facility.

See Note 2 for additional information regarding new debt issued in association with the recapitalization.

Note 10:    Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46-R”, as revised December 2003 with respect to effective dates).  The primary objectives of FIN 46-R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46-R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46-R is effective for the Company’s second quarter of 2004 with transitional disclosure required with these financial statements. The Company adopted these provisions in its second quarter, however the Company does not believe it is a primary beneficiary of a VIE or holds any significant interests or involvement in a VIE, therefore adoption of FIN 46-R did not have an impact on the Company’s consolidated financial statements.

In December 2003, The FASB issued FAS 132 (Revised), “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” A revision of the pronouncement originally issued in 1998, FAS 132R expands employers’ disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions, and net benefit cost. FAS 132R does not change the accounting requirements for pensions and other postretirement benefits. This statement is effective for fiscal years ending after December 15, 2003, with interim-period disclosure requirements effective for interim periods beginning after December 15, 2003. Accordingly, the Company has implemented FAS 132R beginning with its second fiscal quarter of 2004. The adoption of this statement did not have an impact on the Company’s financial position or results of operations.

Note 11:   Hedging Strategies

In 2000, the Company entered into an interest rate swap agreement that effectively converted $236 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, $12.9 million previously recorded in accumulated other comprehensive loss as of the date of dedesignation was being amortized into interest expense. During the quarter ended May 30, 2004, the remaining $4.7 million previously recorded in accumulated other comprehensive loss was charged to recapitalization expense (see Note 2). Prior to the recapitalization, $0.9 million was amortized into interest expense. For the three and nine months ended August 31, 2003, $0.6 million and $2.7 million, was amortized into interest expense, respectively. Prior to June 3, 2002, the changes in the fair market value of the interest rate swap were recorded in accumulated other comprehensive income (loss). Subsequent to June 3, 2002, changes in the fair market value of the interest rate swap are recorded in interest expense. For the three and nine months ended August 29, 2004, $1.0 million and $1.4 million, and for the three and nine months ended August 31, 2003, $(3.0) million and $4.5 million, respectively, was recorded as net interest expense as a result of the cash requirements of the swap net of the non-cash interest associated with the change in its fair market value.  At August 29, 2004 and November 30, 2003, the fair value carrying amount of this instrument was $(8.8) million and $(14.9) million, respectively, which is recorded as follows:

	August 29, 2004	November 30, 2003
	(in thousands)
Accrued interest	$1,535	$2,207
Other accrued expenses	4,751	6,464
Other noncurrent liabilities	2,524	6,198

	$8,810	$14,869

During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $236 million of debt previously converted to fixed rate debt through December 2006. This interest rate swap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. For the three and nine months ended August 29, 2004, $0.9 million and $1.3 million, and for the three and nine months ended August 31, 2003, $(2.9) million and $4.3 million, respectively, was recorded as a reduction of net interest expense as a result of the cash interest received on the swap net of the non-cash interest associated with the change in its fair market value. At August 29, 2004 and November 30, 2003, the fair value carrying amount of this instrument was $3.7 million and $6.8 million, respectively, with $3.5 million and $5.1 million recorded in prepaid expenses and other current assets, and $0.2 million and $1.7 million recorded in noncurrent assets.

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

In June 2004, the Company entered into an additional swap agreement that has the effect of converting $200 million of the floating-rate debt under the Company’s new senior credit facilities to a fixed-rate basis, declining to $150 million through November 2007.  The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate.  Accordingly, the effective portion of changes in the market value of the swap will be recorded in other comprehensive income (loss). As of August 29, 2004, $0.7 million was recorded in interest expense.  At August 29, 2004, the fair value carrying amount of the instrument was $3.5 million which is recorded as follows:

August 29, 2004
(In Thousands)
Accrued interest	$720
Other accrued expenses	2,397
Other noncurrent liabilities	422

$3,539

At August 29, 2004 and November 30, 2003, accumulated other comprehensive income (loss) associated with the interest rate swaps was ($1.7) million and $(5.6) million, respectively.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and option contracts. At August 29, 2004, the Company had forward contracts to sell a total of 6.0 million Mexican pesos with expiration dates ranging from September 24, 2004 through November 24, 2004, and forward contracts to sell a total of 39.5 million Canadian dollars with expiration dates ranging from September 7, 2004 through November 15, 2005.  At August 29, 2004, the fair value of the Company’s net obligation under the forward contracts was $0.3 million.

In the accompanying statements of cash flows, the cash flows from hedging activities are included in the same categories as the hedged items.  Cash flows from operating activities include increases in cash balances due to foreign exchange rate fluctuations.  The effect of such foreign exchange rate fluctuations for the nine months ended August 29, 2004 was not material. For the nine months ended August 31, 2003 the effect of such foreign exchange rate fluctuations was $0.2 million.

Note 12:   Defined Benefit Pension Expense

The components of net periodic pension cost recognized for the Company’s defined benefit pension plan for the three and nine months ended August 29, 2004 and August 31, 2003 are as follows (in thousands):

	Three months ended		Nine months ended
	August 29, 2004	August 31, 2003	August 29, 2004	August 31, 2003
Service cost	$118	$19	$355	$102
Interest cost	179	28	538	148
Expected return on plan assets	(136)	(21)	(408)	(108)
Amortization of unrecognized losses	56	11	294	55
Amortization of unrecognized transition asset	(22)	(4)	(66)	(21)
Amortization of unrecognized prior service cost	40	6	121	31

Net periodic pension cost*	$235	$39	$834	$207

Cash contributions	$1,381	$128	$1,845	$257

* Net periodic pension costs recognized for the three and nine months ending August 29, 2004 are based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2004.  Similarly, net periodic pension costs for the three and nine months ended August 31, 2003 were based upon preliminary estimates.

The Company expects to make additional cash contributions to the plan of approximately $0.3 million during the remainder of 2004 and $1.0 million in fiscal 2005.

Note 13:   Stockholders’ Deficit

Total comprehensive income (loss) for the three and nine months ended August 29, 2004 was $19.8 million and $(48.7) million and for the three and nine months ended August 31, 2003 was $4.9 million and $30.4 million, respectively.

Activity in Stockholders’ equity (deficit) is as follows (dollar amounts in thousands):

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at November 30, 2003		$324	$146,240	$(201,497)	$(13,064)	$(8,165)	$(76,162)

Net loss for the nine months ended August 29, 2004	$(50,505)	—	—	(50,505)	—	—	(50,505)
Exercise of stock options	—	2	570	—	—	—	572
Purchase of treasury stock	—	—	—	—	(508)	—	(508)
Change in fair value of cash flow hedge	(1,691)	—	—	—	—	(1,691)	(1,691)
Amortization of dedesignated cash flow hedge, net of tax	595	—	—	—	—	595	595
Foreign currency translation adjustment	176	—	—	—	—	176	176

Effects of recapitalization:
Stock compensation related to rollover of options	—	—	24,570	—	—	—	24,570
Treasury stock repurchase, including direct costs	—	(302)	(153,033)	(608,378)	13,572	—	(748,141)
Issuance of common stock	—	250	435,800			—	436,050
Write-off of dedesignated cash flow hedge, net of tax	2,743	—	—	—	—	2,743	2,743
Change in aggregate par value of common stock due to change in reporting entity (Note 1)	—	(274)	274	—	—	—	—
Cancellation of former officer’s equity put option	—	—	—	6,699	—	—	6,699

Balance at August 29, 2004	$(48,682)	$—	$454,421	$(853,681)	$—	$(6,342)	$(405,602)

Sealy Mattress Corporation common stock consists of 1,000 shares $0.01 par value stock, all of which is owned by Sealy Corporation.

Note 14:   Contingencies

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval, and has concluded a pilot test of the groundwater remediation system. The Company has received approval from the New Jersey Department of Environmental Protection to implement a remediation plan for the sediment in Oakeys Brook adjoining the site.  The Company expects to begin that remediation effort shortly.

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

While the Company cannot predict the ultimate timing or costs of the South Brunswick, Oakville, and South Gate environmental matters, based on facts currently known, the Company believes that the accruals recorded are adequate and does not believe the resolution of these matters will have a material adverse effect on the financial position or future operations of the Company; however, in the event of an adverse decision, these matters could have a material adverse effect. The state of California adopted new flame retardant regulations related to manufactured mattresses and box springs which will be effective January 1, 2005. The Company expects to be in full compliance with those regulations by the effective date. The Company does not expect the impact of those regulations to be significant to the Company’s results of operations or financial position.

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

Note 15:   Related Party Transactions

The Company previously contributed cash and other assets to Mattress Holdings International LLC (“MHI”), a company which was controlled by the Company’s previous largest stockholder, Bain Capital, LLC (“Bain”), in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers. The equity ownership of MHI was transferred from Bain to the Company in November 2002. In 1999, MHI indirectly through a Bain controlled holding company acquired a minority interest in Mattress Holdings Corporation (“MHC”). MHC owns an interest in Mattress Discounters Corporation (“Mattress Discounters”), a domestic mattress retailer. In addition, MHC sold all of its equity interest in an international retailer on April 15, 2003. This international retailer had been an affiliate of the Company since MHC’s acquisition in 2000.

In October 2002, Mattress Discounters filed a voluntary joint petition with the U.S. Bankruptcy Court for the District of Maryland for reorganization under Chapter 11 of the U.S. Bankruptcy Code and was operating as a debtor in possession under the Bankruptcy Code. Effective March 14, 2003, Mattress Discounters emerged from bankruptcy. At the time Mattress Discounters filed for bankruptcy protection, the Company had recorded in its financial statements a $12.5 million participation in Mattress Discounters’ banking facility and $16.0 million in trade receivables. The Company had fully-reserved the trade receivables. As part of the approved bankruptcy settlement, the Company received a non-controlling minority interest in Mattress Discounters and a $12.9 million secured note, guaranteed by MHC. Other entities affiliated with Bain also received a minority interest in Mattress Discounters. Since emerging from bankruptcy, Mattress Discounters has generally been paying within stated terms. Concurrent with the previously mentioned sale of the international bedding retailer by MHC, Sealy consummated the sale to MHC of the $12.9 million note and the equity interest that the Company received in the Mattress Discounters bankruptcy, as well as MHI’s equity interest in MHC for $13.6 million. As a result of these transactions, the Company no longer has any direct interest in Mattress Discounters other than trade receivables in the

normal course of business.   In addition, as a result of the recapitalization discussed in Note 2, after April 6, 2004 Mattress Discounters has ceased to be considered an affiliate of the Company.

As previously mentioned, MHC sold its interest in an international bedding retailer on April 15, 2003. Consequently, this retailer is no longer an affiliate of Sealy and sales to this retailer after this date have been included in sales to non-affiliates in the statement of operations.

The following table provides affiliate sales for the three and nine months ended August 29, 2004 and August 31, 2003:

	Three months ended August 29, 2004	Three months ended August 31, 2003	Nine months ended August 29, 2004	Nine months ended August 31, 2003
	($’s in thousands)
Mattress Discounters Corporation(1)	$—	$6,615	$7,030	$21,636
International retailer	—	—	—	4,044

Total sales to affiliates	$—	$6,615	$7,030	$25,680

(1) Through April 6, 2004

The Company believes that the terms on which mattresses were supplied to these affiliates were not materially more or less favorable than those that might reasonably be obtained in a comparable transaction on an arm’s length basis from a person that is not an affiliate or related party.

Included in fees, expenses and other transaction costs as shown in Note 2 are approximately $31.8 million of merger and acquisition advisory fees paid to KKR and Bain Capital, LLC.  During the three months ended August 29, 2004, the Company paid management fees of $0.2 million to KKR.  Also during the quarter ended August 29, 2004, the Company incurred $1.1 million for consulting services provided by Capstone Consulting LLC, the chief executive officer of which is on the Company’s board of directors.  During the nine months ended August 31, 2003, the Company paid $1.5 million to Bain Capital, LLC for management fees.

Note 16:   Segment Information

The Company operates predominately in one industry segment, that being the manufacture and marketing of conventional bedding.

Note 17:   Parent Company Financing

On July 16, 2004, Sealy Corporation, the 100% owner of the Company, issued $75.0 million aggregate principal amount of senior subordinated pay-in-kind (PIK) notes (the “PIK Notes”) and $37.5 million of Sealy Corporation common stock to certain institutional investors in transactions exempt from registration under the Securities Act of 1933.  This transaction was executed and recorded by Sealy Corporation and, accordingly, is not reflected in the financial statements of the Company.

The PIK Notes accrue interest in-kind at 10% per year, compounded semi-annually. Sealy Corporation is not required to pay accrued interest on the PIK Notes in cash until maturity. The PIK Notes mature on July 15, 2015, following the maturities of substantially all other existing indebtedness of the Company and its wholly owned subsidiaries, including its $535 million outstanding senior secured term loan, $125 million senior secured revolving credit facility, $100 million senior unsecured term loan and $390 million senior subordinated notes. At maturity, the outstanding principal amount of the PIK Notes, along with any accrued and unpaid interest, will be paid in cash by Sealy Corporation.

Sealy Corporation may redeem the PIK Notes at its option at any time, in whole or in part, at an initial price of 105% of the principal amount thereof plus all accrued interest not previously paid in cash, which price declines to 102.5% after the first anniversary of issue, 101% after the second anniversary of issue and 100% after the third anniversary of issue. At any time prior to the third anniversary of issue, Sealy Corporation may also use the proceeds of an equity offering to redeem any or all of the PIK Notes at its option at a price of 101% of the principal amount thereof plus all accrued interest not previously paid in cash. In addition, upon a change of control Sealy Corporation and the repayment of the Company’s senior secured credit facility, holders of the PIK Notes will be able to require Sealy Corporation to repurchase the PIK Notes at a price of 101% of the principal amount thereof plus all accrued interest not previously paid in cash. The terms of the PIK Notes include covenants and events of default similar to those contained in the outstanding notes and exchange notes.

The $112.5 million in gross proceeds from the transactions was returned to existing investors in Sealy Corporation by a combination of cash distributions to shareholders and option holders as well as share repurchases of Sealy Corporation common stock.  In connection with the distribution to option holders, the Company recorded an expense of approximately $4.0 million in the fiscal third quarter of 2004 since the holders of the Sealy Corporation options are employees of the Company.  This charge, net of approximately $0.5 million of deferred financing costs related to the issuance of the PIK Notes which were paid on behalf of Sealy Corporation by a subsidiary of Sealy Mattress Corporation, has resulted in an approximately $3.5 million liability owed by the Company to Sealy Corporation at August 29, 2004.  This obligation does not bear interest and has no scheduled repayment terms.  Management anticipates that the balance will be gradually reduced over time as the Company pays for various expenses of Sealy Corporation in the ordinary course of business.

Note 18:   Guarantor/Non-Guarantor Financial Information

The Parent (as defined below) and each of the subsidiaries of Sealy Mattress Company (the “Issuer”) that guarantee the Notes (as defined below) (the “Guarantor Subsidiaries”) has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the 8.25% Senior Subordinated Notes due 2014 (the “Notes”) of the Issuer. Substantially all of the Issuer’s operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer’s subsidiaries, could limit the Issuer’s ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of the Issuer’s principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Notes.

The following supplemental consolidating condensed financial statements present:

1.                    Consolidating condensed balance sheets as of August 29, 2004 and November 30, 2003 and consolidating condensed statements of operations for the three and nine months ended August 29, 2004 and August 31, 2003 and the consolidating condensed statements of operations and cash flows for the nine months ended August 29, 2004 and August 31, 2003.

2                       Sealy Corporation, for periods prior to April 6, 2004, and Sealy Mattress Corporation, as Successor to Sealy Corporation from April 6, 2004 (see Note 1) (each, for the respective period, the “Parent” and a “guarantor”), Sealy Mattress Company (the “Issuer”), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method (see Note 1).

3.                    Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

Separate financial statements of each of the Guarantor Subsidiaries are not presented because Management believes that these financial statements would not be material to investors.

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Balance Sheet

August 29, 2004

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2	$7,553	$11,107	$—	$18,662
Accounts receivable—Non-affiliates, net	—	68	134,387	62,273	—	196,728
Inventories	—	1,119	33,298	15,810	—	50,227
Prepaid expenses, deferred taxes and other current assets	—	4,925	49,318	4,917	—	59,160

	—	6,114	224,556	94,107	—	324,777
Property, plant and equipment, at cost	—	6,668	240,067	63,184	—	309,919
Less: accumulated depreciation	—	3,526	121,337	16,450	—	141,313

	—	3,142	118,730	46,734	—	168,606
Other assets:
Goodwill	—	24,741	304,773	52,199	—	381,713
Other intangibles, net	—	—	4,198	404	—	4,602
Net investment in and advances to (from) subsidiaries and affiliates	(401,666)	902,258	(279,882)	(73,013)	(147,697)	—
Debt issuance costs, net and other assets	—	34,892	9,306	2,469	—	46,667

	(401,666)	961,891	38,395	(17,941)	(147,697)	432,982

Total assets	$(401,666)	$971,147	$381,681	$122,900	$(147,697)	$926,365

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term obligations	$—	$—	$—	$8,203	$—	$8,203
Accounts payable	—	195	58,752	36,437	—	95,384
Accrued interest	—	784	16,326	35	—	17,145
Accrued incentives and advertising	—	1,450	35,554	4,740	—	41,744
Accrued compensation	—	125	26,199	6,006	—	32,330
Other accrued expenses	24	8,384	38,988	6,043	—	53,439

	24	10,938	175,819	61,464	—	248,245
Due to Parent Company	3,975	(500)	—	—	—	3,475
Long-term obligations, net	—	1,025,000	44	742	—	1,025,786
Other noncurrent liabilities	—	2,949	28,177	6,484	—	37,610
Deferred income taxes	(63)	(2,329)	14,984	4,259	—	16,851
Stockholders’ equity (deficit)	(405,602)	(64,911)	162,657	49,951	(147,697)	(405,602)

Total liabilities and stockholders’ equity (deficit)	$(401,666)	$971,147	$381,681	$122,900	$(147,697)	$926,365

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Balance Sheet

November 30, 2003

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$31	$90,985	$10,084	$—	$101,100
Accounts receivable—Non-affiliates, net	15	—	103,320	57,649	—	160,984
Accounts receivable—Affiliates, net			1,758		—	1,758
Inventories	—	1,774	33,258	14,381	—	49,413
Prepaid expenses, deferred income taxes and other current assets	(63)	6,510	31,794	5,163	—	43,404

	(48)	8,315	261,115	87,277	—	356,659
Property, plant and equipment, at cost	—	6,485	231,966	61,267	—	299,718
Less accumulated depreciation	—	3,339	111,777	13,777	—	128,893

	—	3,146	120,189	47,490	—	170,825
Other assets:
Goodwill	—	14,816	314,698	52,377	—	381,891
Other intangibles, net	—	—	4,415	949	—	5,364
Net investment in and advances to (from) subsidiaries and affiliates	(18,896)	613,359	(349,653)	(91,683)	(153,127)	—
Long-term notes receivable	—	—	—	13,323	—	13,323
Debt issuance costs, net, and other assets	96	17,946	10,535	2,427	—	31,004

	(18,800)	646,121	(20,005)	(22,607)	(153,127)	431,582

Total assets	$(18,848)	$657,582	$361,299	$112,160	$(153,127)	$959,066

Liabilities And Stockholders’ Equity (Deficit)
Current liabilities:
Current portion—long-term obligations	$—	$41,918	$—	$5,705	$—	$47,623
Accounts payable	—	204	51,851	33,423	—	85,478
Accrued interest	847	1,028	21,109	581	—	23,565
Accrued customer incentives and advertising	—	1,369	29,045	5,132	—	35,546
Accrued compensation	—	102	21,675	5,806	—	27,583
Other accrued expenses	10	7,842	31,385	5,602	—	44,839

	857	52,463	155,065	56,249	—	264,634
Long-term obligations	49,989	648,056	44	1,541	—	699,630
Other noncurrent liabilities	6,998	6,202	29,095	6,556	—	48,851
Deferred income taxes	(530)	(1,202)	19,590	4,255	—	22,113
Stockholders’ equity (deficit)	(76,162)	(47,937)	157,505	43,559	(153,127)	(76,162)

Total liabilities and stockholders’ equity (deficit)	$(18,848)	$657,582	$361,299	$112,160	$(153,127)	$959,066

SEALY MATTRESS CORPORATION

Supplemental Consolidated Condensed Statements of Operations

Three Months Ended August 29, 2004

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$14,156	$279,163	$69,360	$(5,416)	$357,263
Net sales—Affiliates	—	—	—	—	—	—

Total net sales	—	14,156	279,163	69,360	(5,416)	357,263
Costs and expenses:
Cost of goods sold— Non-affiliates	—	8,578	147,698	43,085	(5,416)	193,945
Cost of goods sold— Affiliates	—	—	—	—	—	—

Total cost of goods sold	—	8,578	147,698	43,085	(5,416)	193,945
Gross profit	—	5,578	131,465	26,275	—	163,318
Selling, general and administrative	—	3,876	97,379	18,630	—	119,885
Recapitalization expense	—	—	—	394		394
Amortization of intangibles	—	—	73	224	—	297
Royalty income, net	—	—	(4,128)	253	—	(3,875)

Income from operations	—	1,702	38,141	6,774	—	46,617
Interest expense	60	17,431	(408)	241	—	17,324
Other (income) expense, net	(4)	—	(1)	(97)	—	(102)
Loss (income) from equity investees	(21,231)	(21,035)	—	—	42,266	—
Loss (income) from nonguarantor equity investees	—	(277)	(4,314)	—	4,591	—
Capital charge and intercompany interest allocation	(56)	(16,595)	16,006	645	—	—

Income (loss) before income taxes	21,231	22,178	26,858	5,985	(46,857)	29,395
Income tax (benefit) expense	839	947	5,823	1,394	—	9,003

Net income (loss)	$20,392	$21,231	$21,035	$4,591	$(46,857)	$20,392

SEALY MATTRESS CORPORATION

Supplemental Consolidated Condensed Statements of Operations

Three Months Ended August 31, 2003

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$13,687	$248,354	$60,479	$(4,194)	$318,326
Net sales—Affiliates	—	—	6,615	—	—	6,615

Total net sales	—	13,687	254,969	60,479	(4,194)	324,941
Costs and expenses:
Cost of goods sold— Non-affiliates	—	9,267	142,125	37,972	(4,194)	185,170
Cost of goods sold— Affiliates	—	—	3,797	—	—	3,797

Total cost of goods sold	—	9,267	145,922	37,972	(4,194)	188,967
Gross profit	—	4,420	109,047	22,507	—	135,974
Selling, general and administrative	38	3,954	84,200	17,425	—	105,617
Stock based compensation	492	—	—	—	—	492
Amortization of intangibles	—		72	215	—	287
Royalty income, net	—	—	(3,323)	259	—	(3,064)

Income (Loss) from operations	(530)	466	28,098	4,608	—	32,642
Interest expense	1,493	15,809	1	359	—	17,662
Other (income) expense, net	1	—	(81)	(166)	—	(246)
(Income) loss from equity investees	(8,973)	(8,099)	—	—	17,072	—
Loss (income) from nonguarantor equity investees	—	322	(2,274)	—	1,952	—
Capital charge and intercompany interest allocation	(1,531)	(17,376)	17,940	967	—	—

Income (loss) before income taxes	8,480	9,810	12,512	3,448	(19,024)	15,226
Income tax (benefit) expense	(217)	837	4,413	1,496	—	6,529

Net income (loss)	$8,697	$8,973	$8,099	$1,952	$(19,024)	$8,697

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Nine Months Ended August 29, 2004

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$37,433	$768,705	$193,122	$(14,275)	$984,985
Net sales—Affiliates	—	—	7,030	—	—	7,030

Total net sales	—	37,433	775,735	193,122	(14,275)	992,015
Costs and expenses:
Cost of goods sold— Non-affiliates	—	23,573	423,502	120,648	(14,275)	553,448
Cost of goods sold— Affiliates	—	—	4,035	—	—	4,035

Total cost of goods sold	—	23,573	427,537	120,648	(14,275)	557,483
Gross profit	—	13,860	348,198	72,474	—	434,532
Selling, general and administrative	26	10,489	260,553	56,190	—	327,258
Recapitalization Expense	41,753	36,871	50,224	4,286	—	133,134
Amortization of intangibles	—	—	217	670	—	887
Royalty income, net	—	—	(11,378)	800	—	(10,578)

Income (loss) from operations	(41,779)	(33,500)	48,582	10,528	—	(16,169)
Interest expense	1,951	48,860	(404)	775	—	51,182
Other (income) expense	—	—	(327)	(517)	—	(844)
Loss (income) from equity investees	18,796	(4,977)	—	—	(13,819)	—
Loss (income) from nonguarantor equity investees	—	(3,521)	(2,786)	—	6,307	—
Capital charge and intercompany interest allocation	(1,973)	(46,416)	46,425	1,964	—	—

Income (loss) before income taxes	(60,553)	(27,446)	5,674	8,306	7,512	(66,507)
Income tax (benefit) expense	(10,048)	(8,650)	697	1,999	—	(16,002)

Net income (loss)	$(50,505)	$(18,796)	$4,977	$6,307	$7,512	$(50,505)

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Nine Months Ended August 31, 2003

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$39,721	$665,404	$164,295	$(12,072)	$857,348
Net sales—Affiliates	—	—	21,636	4,044	—	25,680

Total net sales	—	39,721	687,040	168,339	(12,072)	883,028
Costs and expenses:
Cost of goods sold— Non-affiliates	—	27,314	382,349	103,600	(12,072)	501,191
Cost of goods sold— Affiliates	—	—	12,419	2,662	—	15,081

Total cost of goods sold	—	27,314	394,768	106,262	(12,072)	516,272
Gross profit	—	12,407	292,272	62,077	—	366,756
Selling, general and administrative	113	11,721	228,483	50,673	—	290,990
Stock based compensation	1,482	—	—	—	—	1,482
Amortization of intangibles	—	—	217	603	—	820
Royalty income, net	—	—	(9,349)	724	—	(8,625)

Income (loss) from operations	(1,595)	686	72,921	10,077	—	82,089
Interest expense	4,356	46,134	5	1,119	—	51,614
Other (income) expense	—	2,531	(300)	(976)	—	1,255
Loss (income) from equity investees	(17,623)	(19,543)	—	—	37,166	—
Loss (income) from nonguarantor equity investees	—	834	(4,920)	—	4,086	—
Capital charge and intercompany interest allocation	(4,469)	(46,087)	47,740	2,816	—	—

Income (loss) before income taxes	16,141	16,817	30,396	7,118	(41,252)	29,220
Income tax (benefit) expense	(631)	(806)	10,853	3,032	—	12,448

Net income (loss)	$16,772	$17,623	$19,543	$4,086	$(41,252)	$16,772

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows

Nine Months Ended August 29, 2004

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash operating activities	$—	$(21,713)	$(6,929)	$9,217	$—	$(19,425)

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	(362)	(15,808)	(2,536)	—	(18,706)
Cash received from affiliate note and investment	—	—	—	13,573	—	13,573
Proceeds from the sale of property, plant and equipment	—	—	1,499	—	—	1,499
Net activity in investment in and advances to (from) subsidiaries	362,017	(278,912)	(62,194)	(20,911)	—	—

Net proceeds provided investing activities	362,017	(279,274)	(76,503)	(9,874)	—	(3,634)

Cash flows from financing activities:
Cash flows associated with financing of the recapitalization (Note 2):
Proceeds from issuance of common stock	436,050	—	—	—	—	436,050
Treasury stock repurchase (including direct expenses of $7,608)	(748,141)	—	—	—	—	(748,141)
Proceeds from the issuance of new long-term debt	—	1,050,000	—	—	—	1,050,000
Repayment of existing long-term debt	(49,989)	(687,139)	—	—	—	(737,128)
Debt issuance costs	—	(36,403)	—	—	—	(36,403)
Debt issuance costs or other deferred finance charges	—	(500)	—	—	—	(500)
Borrowings (repayments) of other long-term obligations, net	—	(25,000)	—	1,680	—	(23,320)
Equity contributions from exercise of stock options	63	—	—	—	—	63

Net cash used in financing activities	(362,017)	300,958	—	1,680	—	(59,379)

Change in cash and cash equivalents	—	(29)	(83,432)	1,023	—	(82,438)
Cash and cash equivalents:
Beginning of period	—	31	90,985	10,084	—	101,100

End of period	$—	$2	$7,553	$11,107	$—	$18,662

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows

Nine Months Ended August 31, 2003

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$(2,388)	$23,004	$8,698	$—	$29,314

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	(224)	(8,074)	(1,039)	—	(9,337)
Cash received from affiliate note and investment	—	—	—	13,611	—	13,611
Net activity in investment in and advances to (from) subsidiaries	(88)	18,308	2,901	(21,121)	—	—

Net proceeds provided by (used in) investing activities	(88)	18,084	(5,173)	(8,549)	—	4,274

Cash flows from financing activities:
Proceeds from issuance of long-term obligations	—	51,500	—	—	—	51,500
Prepayment of Tranche debt	—	(49,000)	—	—	—	(49,000)
Repayment of long-term obligations, net	—	(14,333)	(13)	(410)	—	(14,756)
Equity issuances	88	—	—	—	—	88
Debt issuance costs	—	(3,860)	—	—	—	(3,860)

Net cash (used in) financing activities	88	(15,693)	(13)	(410)	—	(16,028)

Change in cash and cash equivalents	—	3	17,818	(261)	—	17,560
Cash and cash equivalents:
Beginning of period	—	28	21,881	5,534	—	27,443

End of period	$—	$31	$39,699	$5,273	$—	$45,003

SEALY MATTRESS CORPORATION

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Merger and Recapitalization

As more fully discussed in Note 2 to the Condensed Consolidated Financial Statements (Part I, Item 1 included herein), on April 6, 2004, Sealy Corporation completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) whereby KKR acquired approximately 92% of Sealy Corporation’s capital stock.  Certain of Sealy Corporation’s current stockholders, including affiliates of Bain Capital, LLC and others (the “Rollover Stockholders”), retained approximately an 8% interest in Sealy Corporation’s stock.

In connection with the merger, Sealy Corporation paid off substantially all of its outstanding debt and accrued interest as of April 6, 2004 totaling $751.1 million.  Sealy Corporation’s capital stock outstanding immediately prior to the merger, except with respect to those shares to be retained by the Rollover Stockholders, was cancelled and exchanged for aggregate cash consideration of approximately $740.5 million plus direct costs of $7.6 million.

Sealy Corporation issued new Class A common stock to KKR in exchange for cash in the amount of $436.1 million, and the Rollover Stockholders retained their Class A Common Stock in proportion to their respective ownership interests.  The Company issued new debt totaling $1,050 million consisting of a new $125 million floating rate senior secured revolving credit facility with a six-year maturity (under which no amounts were drawn at the time of the recapitalization), a new $560 million floating rate senior secured term loan facility with an eight-year maturity, $100 million under a floating rate senior unsecured term loan with a nine-year maturity, and $390 million aggregate principal amount of new Senior Subordinated Notes bearing interest at 8.25% due June 15, 2014.  On September 29, 2004, the Company completed an exchange offer whereby all of the Senior Subordinated Notes were exchanged for publicly traded, registered securities with identical terms (other than certain terms relating to registration rights and certain interest rate provisions otherwise applicable to the original senior subordinated notes).

In connection with the recapitalization, the Company incurred related costs and pre-tax expenses totaling $177.1 million, including $36.4 million capitalized as deferred debt issuance costs to be amortized over the respective terms of the new debt, and $7.6 million of costs charged against additional paid-in capital associated with the repurchase of previously outstanding shares as noted above.  The remaining $133.1 million of expenses resulted in a pre-tax charge against earnings for the nine months ended August 29, 2004.  Included in the charge were compensation expenses of approximately $53.8 million for the cash settlement or non-cash rollover of stock options, management retention bonuses and the cancellation of an executive’s contract.  Also included were $11.8 million for the write-off of debt issuance costs and premiums associated with the previous debt, and $20.4 million for the payment of premium and consent fees associated with the repayment of the previous public debt.  The remaining charges represent other non-recurring charges primarily associated with advisory fees and expenses paid in connection with the merger and recapitalization.  Of the total pre-tax charge of $133.1 million, approximately $41.3 million were non-cash charges.  Cash costs and pre-tax expenses connected with the recapitalization, including the payment of certain previously accrued expenses of approximately $1.1 million, totaled approximately $136.9 million.

Quarter Ended August 29, 2004 compared with Quarter Ended August 31, 2003

Net Sales.    Net sales for the quarter ended August 29, 2004, were $357.3 million, an increase of $32.4 million, or 9.9% from the quarter ended August 31, 2003. Total domestic sales were $285.7 million for the third quarter of 2004 compared to $262.7 million for the third quarter of 2003. The domestic sales increase of $23.0 million was attributable to an 11.5% increase in average unit selling price partially offset by a 2.5% decrease in volume primarily attributable to higher shipments of floor samples during the third quarter of 2003. The increase in average unit selling price is due primarily to price increases implemented by the Company in May 2004 to offset the effects of rising steel costs and an improved sales mix from the Company’s new Unicased® Posturepedic and TripLCased® Stearns & Foster lines.  Also, net sales for the quarter ended August 31, 2003 were reduced by the effects of price roll-backs on existing products in conjunction with the roll-out of the new product lines.  Total international sales were $71.5 million for the third quarter of 2004 compared to $62.2 for the third quarter of 2003. The increases of $9.3 million, or 15.0%, was primarily attributable to volume gains in Canadian, European, and Latin American markets and favorable currency fluctuations in the Canadian and European markets.

Cost of Goods Sold.    Cost of goods sold for the quarter, as a percentage of net sales, decreased 3.8 percentage points to 54.3%. Cost of goods sold for the domestic business, as a percentage of net sales, decreased 4.7 percentage points to 52.3%. This decrease (as a percentage of net sales) is due to the increase in average unit selling price as discussed above, as well as improved manufacturing efficiency and cost-effective design for the new product lines, partially offset by increased steel costs. Cost of goods sold for the international business, as a percentage of net sales, decreased 0.9 percentage points to 62.1%. This decrease is primarily due to manufacturing efficiencies in the Canadian and European operations.

Selling, General, and Administrative.    Selling, general, and administrative expenses increased $14.3 million to $119.9 million for the quarter ended August 29, 2004 compared to $105.6 million for the quarter ended August 31, 2003.  As a percentage of net sales, selling, general, and administrative expenses increased 1.1 percentage points to 33.6% for the quarter ended August 29, 2004 compared with 32.5% for the quarter ended August 31, 2003.  An increase of 1.1 percentage points was due to a $4.0 million one time management bonus paid to the holders of Sealy Corporation stock options in lieu of the cash dividend which was paid to stockholders in association with Sealy Corporation’s financing transaction (see Note 17 to the Condensed Consolidated Financial Statements (Part I, Item 1 included herein)).  Other increases include: 0.7 percentage points due to higher incentive compensation for selling and administrative personnel resulting from improved performance against budgeted targets; 0.3 percentage points for higher incremental consulting fees associated with a new product development process and Sarbanes-Oxley compliance; and 0.3 percentage points arising from increased workers compensation costs on closed plants.  These increases were offset in part by certain decreases which include: 1.1 percentage points related to promotional and co-op advertising and 0.2 percentage points for bad debt expense.

Recapitalization Expense.  The Company incurred approximately $0.4 million of additional recapitalization expenses in the quarter ended August 29, 2004 for the settlement of stock options and retention bonuses in connection with its merger with affiliates of Kohlberg Kravis Roberts & Co., L.P., completed April 6, 2004 (see Merger and Recapitalization).

Royalty Income, net of royalty expense. Royalty income for the three months ended August 29, 2004 increased $0.8 million over the three months ended August 31, 2003. This increase was primarily due to an increase in international royalty revenues.

Interest Expense.    Interest expense decreased $0.3 million with lower effective interest rates offsetting increased debt levels.  See also the previous discussion in Merger and Recapitalization related to the recapitalization and its effects on the Company’s debt structure.

Income Tax.    The Company’s effective income tax rate generally differs from the federal statutory rate due to the effects of certain foreign tax rate differentials and state and local income taxes. In 2004, the rate has also been affected by certain non-deductible expenses associated with the recapitalization.  The Company’s effective tax rate for the quarter ended August 29, 2004 was 30.6%. Excluding the effects of the recapitalization, the effective tax rate would have been 40.9%.  The Company’s effective tax rate for the quarter ended August 31, 2003 was 42.9%.

Nine Months Ended August 29, 2004 compared with Nine Months Ended August 31, 2003

Net Sales.    Net sales for the nine months ended August 29, 2004, were $992.0 million, an increase of $109.0 million, or 12.3% from the nine months ended August 31, 2003. Total domestic sales were $793.0 million for the nine months of 2004 compared to $710.3 million for the nine months of 2003. The domestic sales increase of $82.7 million was attributable to a 5.0% increase in volume and a 6.4% increase in average unit selling price. The increase in average unit selling price is due primarily to price increases implemented by the Company in May 2004 to offset the effects of rising steel costs, and an improved sales mix from the Company’s new Unicased® Posturepedic and TripLCased® Stearns & Foster lines.  Also, net sales for the nine months ended August 31, 2003 were reduced by the effects of price roll-backs on existing products in conjunction with the roll-out of the new product lines.  Total international sales were $199.1 million for the nine months ended August 29, 2004 compared to $172.7 for the nine months ended August 31, 2003. The increase of $26.4 million, or 15.3% was primarily attributable to volume gains in Canadian, European, and Latin American markets and favorable currency fluctuations in the Canadian and European markets.

Cost of Goods Sold.    Cost of goods sold for the nine months ended August 29, 2004, as a percentage of net sales, decreased 2.3 percentage points to 56.2% compared to the same period in 2003. Cost of goods sold for the domestic business, as a percentage of net sales, decreased 2.7 percentage points to 54.6%. This decrease (as a percentage of net sales) is due to the increase in average unit selling price as discussed above, as well as improved manufacturing efficiency and cost-effective design for the new product lines, partially offset by increased steel costs. Cost of goods sold for the international business, as a percentage of net sales, decreased 0.7 percentage points to 62.5%. This decrease is primarily due to lower material costs in Canada and manufacturing efficiencies in the European and Canadian markets.

Selling, General, and Administrative.    Selling, general, and administrative expenses increased $36.3 million to $327.3 million for the nine months ended August 29, 2004 compared to $291.0 million for the nine months ended August 31, 2003.  As a percentage of net sales, selling, general, and administrative expenses were unchanged at 33.0% for the nine months ended August 29, 2004 and August 31, 2003.  An increase of 0.4 percentage points was due to a $4.0 million one time management bonus paid to the holders of Sealy Corporation stock options in lieu of the cash dividend which was paid to stockholders in association with Sealy Corporation’s financing transaction (see Note 17 to the Condensed Consolidated Financial Statements (Part I, Item 1 included herein)).  Other increases include: 0.5 percentage points due to higher incentive compensation for selling and administrative personnel resulting from improved performance against budgeted targets and 0.2 percentage points for higher incremental consulting fees associated with a new product development process and Sarbanes-Oxley compliance.  These increases were offset in part by certain decreases which include:

0.5 percentage points related to promotional, co-op advertising and national advertising; and 0.3 percentage points for bad debt expense.

Recapitalization Expense.  The Company incurred approximately $133.1 million of recapitalization expenses in the nine months ended August 29, 2004 in connection with its merger with affiliates of Kohlberg Kravis Roberts & Co., L.P., completed April 6, 2004 (see Merger and Recapitalization).

Royalty Income, net of royalty expense. Royalty income for the nine months ended August 29, 2004 increased $2.0 million over the nine months ended August 31, 2003. The Company’s domestic royalty revenues and international royalty revenues increased $0.9 million and $1.1 million over the first nine months of 2003, respectively.

Interest Expense.    Interest expense decreased $0.4 million with lower effective interest rates offsetting increased debt levels.  See also the previous discussion in Merger and Recapitalization related to the recapitalization and its effects on the Company’s debt structure.

Income Tax.    The Company’s effective income tax rate generally differs from the federal statutory rate due to the effects of certain foreign tax rate differentials and state and local income taxes.  In 2004, the rate has also been affected by certain non-deductible expenses associated with the recapitalization.  The Company’s effective tax rate for the nine months ended August 29, 2004 was 24.1%.  Excluding the effects of the recapitalization, the effective tax rate would have been 40.8%.  The Company’s effective rate for the nine months ended August 31, 2003 was 42.6%.

Liquidity and Capital Resources

The Company intends to fund its ongoing operations through cash generated by operations and availability under our new senior secured credit facilities. As part of the recapitalization, the Company has incurred substantial debt, including under our new senior secured credit facilities, the senior unsecured term loan and the senior subordinated notes, with interest payments on this indebtedness substantially increasing our liquidity requirements.

The Company’s new senior secured credit facilities consist of $535 million outstanding under a term loan facility due in 2012 and a $125 million revolving credit facility due in 2010. At August 29, 2004, the Company had no outstanding borrowings under the revolving credit facility with approximately $95.3 million available after taking into account letters of credit issued totaling $29.7 million. The Company will be permitted to incur up to an additional $100.0 million of senior secured debt at the option of participating lenders, so long as no default or event of default under the new senior secured credit facilities has occurred or would occur after giving effect to such incurrence and certain other conditions are satisfied.

Borrowings under the Company’s new senior secured credit facilities bear interest at the Company’s choice of the Eurodollar rate or adjusted base rate (“ABR”), in each case, plus an applicable margin, subject to adjustment based on a pricing grid.  On August 6, 2004, the Company amended the senior secured credit facility to reduce the applicable margin by 25 basis points.  On June 3, 2004, the Company entered into an interest rate swap agreement effective July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of the outstanding balance under the senior secured term loan through November 2005, declining to $150 million through November 2007.  To retain the designation of this swap as a hedging instrument, the Company must select the Eurodollar rate on the hedged portion of the senior secured term loan during the term of the swap.  The term loan facility provides for quarterly principal payments of approximately $1.4 million, beginning six months from the closing of the facility with a two-quarter payment, with the balance of the facility to be repaid at maturity in 2012.  As of August 29, 2004, the Company had prepaid $25 million of the term debt. Subsequent to the quarter ended August 29, 2004, the Company made additional prepayments of $20 million and $25 million on September 8, 2004 and October 7, 2004, respectively, partially funded by net borrowings of approximately $10.5 million under the revolving credit facility.  The Company has now effectively pre-paid substantially all principal payments due prior to the final maturity of the debt in 2012.

The $100 million senior unsecured term loan will mature in 2013 and will bear interest at the Company’s choice of the Eurodollar rate or ABR, plus an applicable margin, subject to adjustment based on a pricing grid. All principal amounts outstanding under the senior unsecured term loan are to be repaid at maturity.

The outstanding Senior Subordinated Notes consist of $390 million aggregate principle amount maturing June 15, 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004.  On September 29, 2004, the Company completed an exchange offer whereby all of the Senior Subordinated Notes were exchanged for publicly traded, registered securities with identical terms (other than certain terms relating to registration rights and certain interest rate provisions otherwise applicable to the original senior subordinated notes).

The Company’s future debt service requirements with respect to the total debt incurred in connection with the recapitalization and outstanding at August 29, 2004 are as follows (interest is estimated based on rates in effect at October 7, 2004):

Fiscal Year	Interest	Principal	Total
		(in millions)
2005	$61.6	$—	$61.6
2006	61.6	—	61.6
2007	61.6	—	61.6
2008	61.6	—	61.6
2009	61.6	—	61.6
2010 and after	221.0	1,025.0	1,246.0
Total	$529.0	$1,025.0	$1,554.0

As a result of the new capital structure, the Company’s pro forma estimated annual interest cost is $68.7 million (including $4.3 million of amortization of deferred debt costs) as compared with historical interest cost of $68.5 million for the most recent fiscal year ended November 30, 2003, and pro forma interest cost for the nine months ended August 29, 2004 is $51.4 million, as compared with historical interest expense of $51.2 million for the nine months ended August 29, 2004.  The Company’s weighted average borrowing cost for the three and nine months ended August 29, 2004 was 6.6% and 7.4%, respectively, compared with 9.4% and 9.2% for the three and nine months ended August 31, 2003.

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

The Company’s cash flow from operations for the nine months ended August 29, 2004 decreased $48.7 million from the nine months ended August 31, 2003 to $(19.4) million, primarily due to $90.7 million of cash payments for expenses associated with the recapitalization.  Excluding the effect of the recapitalization, cash flow from operations increased $41.9 million over the same period in 2003. Contributing to the improvement, before the effect of the recapitalization, were higher operating margins, significantly improved collections on accounts receivable over the prior year, and reduced investment in inventory.  These improvements were partially offset by higher interest payments in the first six months of 2004, due in part to the payoff of debt in connection with the recapitalization, and also to the prepayment of interest late in the 2002 fiscal year.

As a result of declines in the value of assets held in the Company’s defined benefit pension plan, the Company has recognized a $3.1 million aggregate minimum pension liability at August 29, 2004.  The Company will be required to make minimum funding contributions of $0.3 million during the remainder of 2004 and $1.0 million during fiscal 2005.  The annual actuarial valuation of the plan, expected to be completed during the second half of 2004, may indicate the need for additional minimum funding contributions to be made in late 2004 and into 2005.  Any change in the aggregate minimum liability, beyond that attributable to normal pension cost for 2004, will be determined at the end of the Company’s fiscal fourth quarter and may result in a non-cash charge to other comprehensive income at that time.

The Company has approximately $1.1 million of accrued expenses associated with the recapitalization remaining to be paid at August 29, 2004.  The Company’s year-to-date loss resulting from the recapitalization expenses has generated approximately $16 million of recoverable income taxes which the Company may use to reduce tax payments or apply for a carry back refund in 2004 or 2005.

The Company’s ability to make scheduled payments of principal, or to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on the company’s future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. Based upon the current level of operations and certain anticipated improvements, the Company believes that cash flow from operations and available cash, together with borrowings available under the Company’s new senior secured credit facilities, will be adequate to meet the Company’s future liquidity needs for the remainder of 2004 and throughout 2005. There can be no assurance that the Company will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the new senior secured credit facilities in an amount sufficient to enable the Company to service its indebtedness or to fund other liquidity needs. In addition, there can be no assurance that the Company will be able to affect any future refinancing of our debt on commercially reasonable terms or at all.

As more fully discussed in Note 17 to the Condensed Consolidated Financial Statements (Part I, Item 1 included herein), on July 16, 2004, Sealy Corporation, the 100% owner of the Company, issued $75.0 million aggregate principal amount of senior subordinated pay-in-kind (PIK) notes (the “PIK Notes”) and $37.5 million of Sealy Corporation common stock to certain institutional investors in transactions exempt from registration under the Securities Act of 1933.  The PIK Notes accrue interest in-kind at 10% per year, compounded semi-annually. Sealy Corporation is not required to pay accrued interest on the PIK Notes in cash until maturity. The PIK Notes mature on July 15, 2015, following the maturities of substantially all other existing indebtedness of the Company and its wholly owned subsidiaries, including its $535 million outstanding senior secured term loan, $125 million senior secured revolving credit facility, $100 million senior unsecured term loan and $390 million senior subordinated notes.  At maturity, the outstanding principal amount of the PIK Notes, along with any accrued and unpaid interest, will be paid in cash by Sealy Corporation.  The Company intends to evaluate all potential financing alternatives available from time to time in both the debt and equity markets and to optimize the capital structure over time based upon these alternatives.  Such alternatives may result in an increase to the Company’s debt leverage or that of its parent company, Sealy Corporation.

The Company’s new long-term obligations contain various financial tests and covenants.  The Company’s senior secured credit facilities require the Company to meet a minimum interest coverage ratio and a maximum leverage ratio. The indenture governing the Company’s new senior subordinated notes also requires the Company to meet a fixed charge coverage ratio in order to incur additional indebtedness, subject to certain exceptions.  The specific covenants and related definitions can be found in the applicable debt agreements, each of which has been previously filed by the Company with the Securities and Exchange Commission.

The covenants contained in the Company’s senior secured credit facilities are based on what the Company refers to herein as “Adjusted EBITDA”.  In the senior secured credit facilities, EBITDA is defined as net income plus interest, taxes, depreciation and amortization and Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance as discussed above.  Adjusted EBITDA is presented herein as it is a material component of these covenants. Non-compliance with such covenants could result in the requirement to immediately repay all amounts outstanding under such facilities. While the determination of “unusual items and other adjustments” is subject to interpretation and requires judgment, the Company believes the adjustments listed below are in accordance with covenants discussed above.  In addition, the Company bases its assessment on the recoverability of its indefinite-lived goodwill on a multiple of EBITDA.  The Company’s Board of Directors also uses EBITDA as a basis for determining the fair market value of the stock at the grant date for stock option issuances.

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, they are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.

The following table sets forth a reconciliation of net loss to EBITDA and EBITDA to Adjusted EBITDA for the three months ended August 29, 2004:

Three Months Ended August 29, 2004
Net Income	$20.4
Interest	17.3
Income Taxes	9.0
Depreciation & Amortization	6.1

EBITDA	$52.8
Recapitalization expenses	0.4
Management fees paid to KKR	0.2

Unusual and nonrecurring losses:
Post-closing residual plant costs	2.7
Bonus to option holders related to parent company financing transaction	4.0
Other (various)	0.2

Adjusted EBITDA	$60.3

The following table sets forth a reconciliation of EBITDA to cash flow from operations for the nine months ended August 29, 2004 and August 31, 2003:

	Nine Months Ended August 29, 2004	Nine Months Ended August 31, 2003
Net (loss) income	$(50.5)	$16.8
Interest	51.2	51.6
Income Taxes	(16.0)	12.4
Depreciation & Amortization	18.3	16.7

EBITDA	$3.0	$97.5
Adjustments to EBITDA to arrive at cash flow from operations:
Interest expense	(51.2)	(51.6)
Income taxes	16.0	(12.4)
Non-cash charges against (credits to) net income	36.6	6.4
Changes in operating assets & liabilities.	(23.8)	(10.6)

Cash flow from operations	$(19.4)	$29.3

In addition, the new secured credit agreements and indenture contain certain other restrictive covenants which will, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. Each agreement also contains certain customary events of default, subject to grace periods, as appropriate. The Company was in compliance with all covenants as of August 29, 2004 and expects to remain in compliance for the remainder of 2004.

General Business Risk

The Company’s customers include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. In the future, these retailers may consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products. These retailers are also subject to changes in consumer spending and the overall state of the economy both domestically and internationally. The Company is dependent upon a single supplier for certain key structural components of its new Unicased® design. Such components are purchased under a four-year supply agreement, and are manufactured in accordance with a proprietary design exclusive to the supplier. Any of these factors could have a material adverse effect on business, financial condition or results of operations.

Forward Looking Statements

This document contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Report Act of 1995. Although the Company believes its plans are based upon reasonable assumptions as of the current date, it can give no assurances that such expectations can be attained. Factors that could cause actual results to differ materially from the Company’s expectations include: general business and economic conditions, competitive factors, raw materials pricing, and fluctuations in demand.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Information relative to the Company’s market risk sensitive instruments by major category at November 30, 2003 is presented under Item 7a of Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

Foreign Currency Exposures

The Company’s earnings are affected by fluctuations in the value of its subsidiaries’ functional currency as compared to the currencies of its foreign denominated purchases. Foreign currency forward, swap and option contracts are used to hedge against the earnings effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which the Company manufactures or sells its products would not be material to earnings or financial position. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and options contracts. See also Note 11 to the unaudited condensed consolidated financial statements.

Interest Rate Risk

As more fully discussed in Note 11 to the Condensed Consolidated Financial Statements (Part I, Item 1 included herein) the Company had entered into two interest rate swap agreements associated with debt existing prior to the recapitalization.  Although the related debt was repaid in connection with the recapitalization, the related swaps remain in effect and are scheduled to expire in December 2006.  Because the first swap converted a portion of the Company’s floating rate debt to a fixed rate and a subsequent swap effectively re-established a floating rate on the same debt, the effect of the two instruments on both cash flows and earnings is largely off-setting.  As a result of the recapitalization and repayment of the related debt, $4.7 million of changes in fair value previously recorded in accumulated other comprehensive loss were included in recapitalization expenses charged against earnings during the three and nine months ended August 29, 2004 (see Merger and Recapitalization).  The combined fair value carrying amount of these swap instruments at August 29, 2004 and November 30, 2003 was a net obligation of $8.6 and $8.1 million, respectively.

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

A 10% increase or decrease in market interest rates that affect the Company’s interest rate derivative instruments would not have a material impact on earnings during the next fiscal year.

On June 3, 2004, the Company entered into an interest rate swap agreement effective July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of the outstanding balance under the senior secured term loan through November 2005, declining to $150 million through November 2007.

Based on the Company’s variable rate debt outstanding at August 29, 2004, a 12.5 basis point increase or decrease in variable interest rates would have an approximately $0.8 million dollar impact on the Company’s annual interest expense.

Worldwide Steel Prices

The world demand for steel over the last two years has increased due to a number of factors, including increased steel imports into Asia. Worldwide production has not been able to keep up with the increased demand, due in part to decreased productive capacity in the United States. Furthermore, the weakening of the U.S. Dollar has raised the relative price of steel imported into the United States. Consequently, the Company believes that the cost of cold rolled steel and steel drawn wire which are used in the production of the spring units and other components within the mattress and box springs will continue to increase significantly during 2004. In response to these increases, effective May 1, 2004, the Company increased the prices charged to its customers.  The Company does not believe that world steel prices or this price increase to our customers will materially impact its long-term operations and financial position.

Item 4.   Internal Control and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

See Note 14 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 6.    Exhibits and Reports on Form 8-K

(a)          Exhibits:

10.1               Amended and Restated Credit Agreement, dated August 6, 2004 among Sealy Mattress Company, Sealy Canada, LTD./LTEE, the Guarantors named therein, Sealy Mattress Corporation, Sealy Corporation, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint lead arranger, Goldman Sachs Credit Partners, L.P., as joint lead arranger, General Electric Capital Corporation, as co-documentation agent, and Royal Bank of Canada, as codocumentation agent, and other lenders from time to time parties thereto.

31.1               Chief Executive Officer Certification of the Quarterly Financial Statements

31.2               Chief Financial Officer Certification of the Quarterly Financial Statements

32                        Certification Pursuant to 18 U.S.C. Section 1350

(b)         Reports on Form 8-K:

Press release dated July 16, 2004 announcing the issuance of senior subordinated pay-in-kind notes and common stock by Sealy Corporation filed on July 16, 2004; Press release dated July 14, 2004 announcing financial results for the fiscal second quarter ended May 30, 2004, filed July 16, 2004.

Report dated September 23, 2004 announcing the dismissal of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm and the simultaneous appointment of Deloitte & Touche LLP as its new independent registered public accounting firm, dated September 29, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sealy Mattress Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALY MATTRESS CORPORATION

Signature	Title

/S/ DAVID J. MCILQUHAM	Chief Executive Officer and President
David J. McIlquham	(Principal Executive Officer)

/S/ JAMES B. HIRSHORN	Executive Vice President and Chief Financial Officer
James B. Hirshorn	(Principal Accounting Officer)

Date: October 13, 2004