Form 10-K
period 2004-11-28
Sealy Mattress CORP
filed 2005-02-28
CIK 1295735

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 28, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                               to

Commission file number 333-117081-27

SEALY MATTRESS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1178482 (I.R.S. Employer Identification No.)
Sealy Drive One Office Parkway Trinity, North Carolina (Address of principal executive offices)	27370 (Zip Code)

Registrant's telephone number, including area code—(336) 861-3500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2005: not applicable.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicated by check mark whether the registrant is an accelerated filer (as defined in File 12b-2 of the Act). Yes ☐    No ☒

        The number of shares of the registrant's common stock outstanding as of January 31, 2005: 1,000.

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE:    None

PART I

Item 1.    Business

  General

        Sealy Mattress Corporation (hereinafter referred to as the "Company", "we", "our" or "us"), through our subsidiaries, is the largest bedding manufacturer in the world and manufactures and markets a complete line of conventional bedding (innerspring) products including mattresses and box springs. Our conventional bedding products include the SEALY®, SEALY POSTUREPEDIC®, STEARNS & FOSTER® and BASSETT® brands and account for approximately 88.4% of our total net sales for the year ended November 28, 2004. We maintain our own component parts manufacturing capability and produce substantially all of our mattress innerspring requirements and approximately 48% of our boxspring component parts requirements. In addition to our innerspring bedding, we also produce a variety of foam latex bedding products, though sales of such products were not significant in 2004. Our subsidiary, Sealy, Inc., provides corporate and administrative services for the Company. Additional information about the Company can be found at our website: www.sealy.com. Information contained on our website does not constitute part of the Annual Report and is not incorporated herein by reference.

  Merger and Recapitalization

        On April 6, 2004 our parent company, Sealy Corporation, completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") whereby KKR acquired approximately 92% of Sealy Corporation's capital stock. Certain of Sealy Corporation's stockholders prior to the merger, including affiliates of Bain Capital, LLC and others, retained approximately an 8% interest in Sealy Corporation's stock. In connection with the merger, Sealy Corporation recapitalized substantially all of its outstanding debt. See Note 2 to our Consolidated Financial Statements (Part II, Item 8 included herein) for a full description of the effects of the merger and recapitalization. Subsequent to the recapitalization, we received as contributed capital all of Sealy Corporation's 100% interest in Sealy Mattress Company, and we replaced Sealy Corporation as the parent-guarantor of the 8.25% Senior Subordinated Notes due 2014 issued by Sealy Mattress Company. Accordingly, we are now the reporting guarantor-parent company. The information regarding our results of operations included in this Annual Report reflects the operations of Sealy Corporation through April 6, 2004. Likewise, the information regarding our assets, liabilities and stockholders' deficit included in this Annual Report includes the assets, liabilities and stockholders' deficit of Sealy Corporation immediately following the merger on April 6, 2004.

  Conventional Bedding Business

        Industry and Competition.    According to industry sales data compiled by the International Sleep Products Association ("ISPA"), a bedding industry trade group, over 700 manufacturers of mattresses and box springs make up the U.S. conventional bedding industry, generating wholesale revenues of $5.04 billion during calendar year 2003. ISPA estimated that the industry experienced a 5.8% increase in sales in 2003—with a unit increase of 1.8%. According to Furniture Today, approximately 38% of conventional bedding is sold through furniture stores and 30% through specialty sleep shops. Most of the remaining conventional bedding is sold to department stores and membership warehouse clubs. We estimate that approximately 70% of conventional bedding is sold for replacement purposes, and the Better Sleep Council reports that the average time between consumer purchases of mattresses in 2004 is 10.3 years. Factors such as disposable income, sales of homes, a trend toward more bedrooms per home, growth in the U.S. population, and heightened consumer awareness of the bedding category also have an effect on bedding purchases.

        We believe that sales by companies with recognized national brands account for more than half of total conventional bedding sales. We supply such nationally recognized brands as Sealy, Sealy Posturepedic, Stearns & Foster and Bassett. We consider Sealy branded products to be the most well recognized in the domestic conventional bedding industry. Competition in conventional bedding is generally based on quality, product innovation and performance, brand name recognition, service and price. Our largest competitors include Simmons Company and Serta, Inc. We believe that we derive a competitive advantage over our conventional bedding competitors as a result of strong consumer recognition of multiple nationally recognized branded products (Sealy, Stearns & Foster and Bassett), as well as our high quality and innovative product offerings.

        Products.    We manufacture a complete line of conventional bedding options in various sizes ranging in retail price from under $300 to approximately $5,000 per queen size set. The Sealy brand mattress, including the new UniCased® Posturepedic, is the largest selling mattress brand in North America. Approximately 93% of the Sealy brand, Stearns & Foster brand and Bassett brand conventional bedding products sold in North America are produced by us, with the remainder being produced by Sealy Mattress Company of New Jersey, Inc. ("Sealy New Jersey"), a licensee. The Stearns & Foster product line consists of top quality, premium mattresses sold under the Stearns & Foster brand name. The Bassett brand, licensed from Bassett Furniture Industries beginning in 2000, is sold primarily to Bassett Furniture Direct and BJ's Wholesale Club. In addition to our innerspring bedding, we also produce a variety of foam latex bedding products. These are sold principally through our European subsidiary under the Pirelli brand name.

        Customers.    Our customers include furniture stores, national mass merchandisers, specialty sleep shops, department and other stores. In addition, our contract division sells bedding products primarily to the hospitality industry, including many of the leading hotel chains, resorts and cruise lines. The top five conventional bedding customers accounted for approximately 20.2% of our net sales for the year ended November 28, 2004 and no single customer accounted for over 10.0% of our net sales.

        Sales and Marketing.    Our sales depend primarily on our ability to provide quality products with recognized brand names at competitive prices. Additionally, we work to build brand loyalty with our end-use consumers, principally through targeted national advertising and cooperative advertising with our dealers, along with superior "point-of-sale" materials designed to emphasize the various features and benefits of our products which differentiate them from other brands.

        Our national account and regional account sales force is organized along customer lines, and our field sales force is generally structured based on regions of the country and districts within those regions. We have a comprehensive training and development program for our sales force, including our University of Sleep curriculum, which provides ongoing training sessions with programs focusing on advertising, merchandising and sales education, including techniques to help analyze a dealer's business and profitability.

        Our sales force emphasizes follow-up service to retail stores and provides retailers with promotional and merchandising assistance, as well as extensive specialized professional training and instructional materials. Training for retail sales personnel focuses on several programs, designed to assist retailers in maximizing the effectiveness of their own sales personnel, store operations, and advertising and promotional programs, thereby creating loyalty to, and enhanced sales of, our products.

        Suppliers.    We are dependent upon a single supplier for certain key structural components of our new UniCased® Posturepedic line of mattresses. Such components are purchased under a four-year supply agreement, and are manufactured in accordance with a proprietary design exclusive to the supplier. We have incorporated the UniCased® method of construction into substantially all of our Sealy brand products, and have also incorporated the similar TripLCased® construction into some Stearns & Foster branded products. Under the terms of the supply agreement, we have committed to make minimum purchases of the components totaling $70 million through 2006. We believe that our supply requirements will exceed the minimum purchase commitments over the life of the agreement. We purchase our other raw materials and certain components from a variety of vendors. We purchase approximately 52% of our

Sealy and Stearns & Foster box spring parts from a single third-party source and manufacture the remainder of these parts. Except for our dependence regarding certain structural components for the UniCased® and TripLCased® mattresses, we do not consider ourselves to be dependent upon any single outside vendor as a source of supply to our conventional bedding business, and we believe that sufficient alternative sources of supply for the same, similar or alternative components are available.

        Manufacturing and Facilities.    We manufacture most conventional bedding to order and have adopted "just-in-time" inventory techniques in our manufacturing process to more efficiently serve our dealers' needs and to minimize their inventory carrying costs. Most bedding orders are scheduled, produced and shipped within five days of receipt. This rapid delivery capability allows us to minimize our inventory of finished products and better satisfy customer demand for prompt shipments.

        We operate 17 bedding manufacturing facilities and three component manufacturing facilities in 16 states, plus three facilities in Canadian provinces, and one each in Puerto Rico, France, Italy, Mexico, Argentina and Brazil. We believe that through the utilization of extra shifts, we will be able to continue to meet growing demand for our products without a significant investment in facilities. See Item 2, "Properties," herein. We also operate a Research and Development center in High Point, North Carolina with a staff which tests new materials and machinery, trains personnel, compares the quality of our products with those of our competitors and develops new products and processes. We have developed advanced proprietary methods (Digital Image Analysis) of dynamically measured spinal morphology on any human subject in any sleep position. This technology is expected to enhance Sealy's Posturepedic brand leadership and market position.

        We distinguish ourselves from our major competitors by internally sourcing the majority of our requirements for component parts through our component manufacturing facilities, which manufacture component parts exclusively for use by our bedding plants and licensees. Our component plants currently provide substantially all of our mattress innerspring unit requirements, and supply approximately 48% of our Sealy box spring parts requirements. The three component manufacturing sites are located in Rensselaer, Indiana; Delano, Pennsylvania; and Colorado Springs, Colorado. See Item 2, "Properties," herein.

        In addition to reducing the risks associated with relying on single sources of supply for certain essential raw materials, we believe the vertical integration resulting from our component manufacturing capability provides us with a competitive advantage. We believe that we are the only conventional bedding manufacturer in the United States with substantial innerspring and formed wire component-making capacity.

  International

        We have wholly owned subsidiaries in Canada, Mexico, Puerto Rico, Brazil, France, Italy and Argentina which have marketing and manufacturing responsibilities for those markets. We have three manufacturing facilities in Canada and one each in Mexico, Puerto Rico, Argentina, Brazil, France and Italy which comprise all of the company-owned manufacturing operations outside of the U.S. at November 28, 2004. In 2000, we formed a joint venture with our Australian licensee to import, manufacture, distribute and sell Sealy products in Southeast Asia. Except for our European subsidiaries, which manufacture mostly latex foam products, the remainder of our international subsidiaries manufacture and sell primarily conventional innerspring bedding.

        We utilize licensing agreements in certain international markets. Licensing agreements allow us to reduce exposure to political and economic risk abroad by minimizing investments in those markets. Twelve foreign license agreements exist, which provide exclusive rights to market the Sealy brand in Thailand, Japan, the United Kingdom, Spain, Australia, New Zealand, South Africa, Israel, Jamaica, Saudi Arabia, Bahamas and the Dominican Republic. We operate a sales office in Korea and use a contract manufacturer to service the Korean market. In addition, we ship products directly into many small international markets.

  Licensing

        At November 28, 2004, there are 17 separate license arrangements in effect with six domestic and eleven foreign independent licensees. Sealy New Jersey (a bedding manufacturer), Klaussner Corporation Services (a furniture manufacturer), Kolcraft Enterprises, Inc. (a crib mattress manufacturer), Pacific Coast Feather Company (a pillow, comforter and mattress pad manufacturer), Chairworks Manufacturing Group Limited (an office seating manufacture), and KCB Enterprises (a futon manufacturer) are the only domestic manufacturers that are licensed to use the Sealy trademark, subject to the terms of license agreements. Pacific Coast Feather also has a license to use the Stearns & Foster brand on certain approved products. Under license agreements between Sealy New Jersey and us, Sealy New Jersey has the perpetual right to use certain of our trademarks in the manufacture and sale of Sealy brand and Stearns & Foster brand products in selected markets in the United States.

        Our licensing group generates royalties by licensing Sealy brand technology and trademarks to manufacturers located throughout the world. We also provide our licensees with product specifications, quality control inspections, research and development, statistical services and marketing programs. In the fiscal years ended November 28, 2004, November 30, 2003 and December 1, 2002, the licensing group as a whole generated gross royalties of approximately $15.6 million, $13.7 million and $12.2 million, respectively.

        See the International section for international licensees.

  Warranties & Product Returns

        Sealy, Stearns & Foster and Bassett bedding offer limited warranties on our manufactured products. The periods for "no-charge" warranty service vary among products. Prior to fiscal year 1995, such warranties ranged from one year on promotional bedding to 20 years on certain Posturepedic and Stearns & Foster bedding. All currently manufactured Sealy Posturepedic models, Stearns & Foster bedding, Bassett and some other Sealy-brand products offer a 10-year non-prorated warranty service period. Our TrueForm™ visco elastic line of bedding, introduced late in the first quarter of 2005, will carry a 20 year warranty. In fiscal 2000, we amended our warranty policy to no longer require the mattress to be periodically flipped. We also accept, upon occasion, other returns from some of our retailers as an accommodation.

  Trademarks and Licenses

        We own, among others, the Sealy and Stearns & Foster trademarks and tradenames and also own the Posturepedic, and University of Sleep trademarks, service marks and certain related logos and design marks. We also license the Bassett and Pirelli tradenames in various territories under certain long term agreements.

  Employees

        As of November 28, 2004 we had 6,399 full-time employees. Approximately 70% of our employees at our 25 North American plants are represented by various labor unions with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We consider our overall relations with our work force to be satisfactory. We have only experienced one work stoppage in the last ten years due to labor disputes. Due to the ability to shift production from one plant to another, these lost workdays have not had a material adverse effect on our financial results. We have not encountered any significant organizing activity at our non-union facilities in that time frame. Our current collective bargaining agreements, which are typically three years in length, expire at various times beginning in fiscal 2005 through 2007. As of November 28, 2004, our domestic manufacturing plants employed 644, 885 and 1,398 employees covered under collective bargaining agreements expiring in fiscal 2005, 2006 and 2007, respectively. At our international facilities, there were 824, 557 and 721 employees covered under collective bargaining agreements expiring in fiscal 2005, 2006 and 2007, respectively.

  Seasonality/Other

        Our third quarter sales are typically 10% to 15% higher than other quarters. See Note 13 to our Consolidated Financial Statements included in Part II, Item 8 herein.

        Most of our sales are by short term purchase orders. Since the level of production of products is generally promptly adjusted to meet customer order demand, we have a negligible backlog of orders. Most finished goods inventories of bedding products are physically stored at manufacturing locations until shipped (usually within 5 days of accepting the order).

  Regulatory Matters

        Our conventional bedding product lines are subject to various federal and state laws and regulations relating to flammability and other standards. We believe that we are in material compliance with all such laws and regulations, including the new California flame retardant regulations related to manufactured mattresses and box springs which became effective January 1, 2005. We do not expect the impact of those regulations to be significant to our results of operations or financial position.

        Our principal waste products are foam and fabric scraps, wood, cardboard and other non-hazardous materials derived from product component supplies and packaging. We also periodically dispose (primarily by recycling) of small amounts of used machine lubricating oil and air compressor waste oil. We are, generally, subject to the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act and amendments and regulations thereunder and corresponding state statutes and regulations. We believe that we are in material compliance with all applicable federal, state and local country environmental statutes and regulations. Except as set forth in Item 3. "Legal Proceedings" below, compliance with federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, should not have any material effect upon our capital expenditures, earnings or competitive position. We are not aware of any pending federal environmental legislation which would have a material impact on our operations. Except as set forth in Item 3. "Legal Proceedings," we have not been required to make and do not expect to make any material capital expenditures for environmental control facilities in the foreseeable future.

Item 2.    Properties

        Our principal executive offices are located on Sealy Drive at One Office Parkway, Trinity, North Carolina, 27370. Corporate and administrative services are provided to the Company by Sealy, Inc. (a wholly owned subsidiary of the Company).

        We administer our component operations at our Rensselaer, Indiana facility. Our leased facilities are occupied under operating leases, which expire from fiscal 2005 to 2033, including renewal options.

        The following table sets forth certain information regarding manufacturing and distribution facilities operated by the Company at January 31, 2005:

Location		Approximate Square Footage	Title
United States
Arizona	Phoenix	76,000	Owned(a)
California	Richmond South Gate	238,000 185,000	Owned(a) Owned(a)
Colorado	Colorado Springs Denver	70,000 92,900	Owned(a) Owned(a)
Florida	Orlando Lake Wales(c)(d)	97,600 179,700	Owned(a) Owned(a)
Georgia	Atlanta	292,500	Owned(a)
Illinois	Batavia	212,700	Leased
Indiana	Rensselaer Rensselaer	131,000 124,000	Owned(a) Owned(a)
Kansas	Kansas City	102,600	Leased
Maryland	Williamsport	144,000	Leased
Minnesota	St. Paul	93,600	Owned(a)
New York	Green Island	257,000	Leased
North Carolina	High Point	151,200	Owned(a)
Ohio	Medina	140,000	Owned(a)
Oregon	Portland	140,000	Owned(a)
Pennsylvania	Clarion Delano	85,000 143,000	Owned(a) Owned(a)
Tennessee	Memphis(b)(d)	225,000	Owned(a)
Texas	Brenham North Richland Hills	220,000 124,500	Owned(a) Owned(a)
Canada
Alberta	Edmonton	144,500	Owned(a)
Quebec	Saint Narcisse	76,000	Owned(a)
Ontario	Toronto	80,200	Leased
Argentina	Buenos Aires	85,000	Owned
Brazil	Sorocaba	92,000	Owned
Puerto Rico	Carolina	58,600	Owned(a)
Italy	Silvano d'Orba	170,600	Owned(a)
France	Saleux	239,400	Owned
Mexico	Toluca	157,100	Owned

		4,628,700

(a)
We have granted a mortgage or otherwise encumbered our interest in this facility as collateral for secured indebtedness.

(b)
In April 2001, we ceased operations at this facility.

(c)
In April 2002, we ceased operations at this facility.

(d)
These properties are being actively marketed for sale and have been written down to their estimated net realizable values.

        In addition to the locations listed above, we maintain additional warehousing facilities in several of the states where our manufacturing facilities are located. We consider our present facilities to be generally well maintained and in sound operating condition.

        In December 2004, we sold our Randolph, Massachusetts facility that had been previously closed in May 2004.

Item 3.    Legal Proceedings

        We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

        We are currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. We and one of our subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, we and our subsidiary agreed to conduct soil and groundwater remediation at the property. We do not believe that our manufacturing processes were the source of contamination. We sold the property in 1997 and retained primary responsibility for the required remediation. We have completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval, and have concluded a pilot test of the groundwater remediation system. We have received approval from the New Jersey Department of Environmental Protection of a remediation plan for the sediment in Oakeys Brook adjoining the site, which we expect to start in 2005. We have recorded a reserve of $2.5 million for the estimated future costs associated with completing this remediation project, and it is reasonably possible that up to an additional $0.3 million may be incurred to complete the project.

        We are also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although we are conducting the remediation voluntarily, we obtained Connecticut Department of Environmental Protection approval of the remediation plan. We have completed essentially all soil remediation under the remediation plan and are currently monitoring groundwater at the site. We have identified cadmium in the groundwater at the site and intend to address that during 2005. We have recorded a reserve of approximately $0.5 million associated with the additional work and ongoing monitoring. We believe the contamination at the site is attributable to the manufacturing operations of previous unaffiliated occupants of the facility.

        We removed three underground storage tanks previously used for diesel, gasoline, and waste oil from our South Gate, California facility in March 1994 and remediated the soil in the area. Since August 1998, we have been working with the California Regional Water Quality Control Board, Los Angeles Region to monitor ground water at the site.

        While uncertainty exists as to the ultimate resolution of the South Brunswick, Oakville, and South Gate environmental matters, based on facts currently known, we believe that the accruals recorded are adequate and do not believe the resolution of these matters will have a material adverse effect on our financial position or future operations; however, in the event of an adverse decision by one or more of the governing environmental authorities, these matters could have a material adverse effect.

        In 2000, Montgomery Ward, a customer of Sealy, declared bankruptcy and filed for protection under Chapter 7 of the U.S. Bankruptcy Code in the district of Delaware. In 2003, the bankruptcy trustee filed a claim of $3.7 million associated with certain alleged preferential payments by Montgomery Ward to Sealy. In December of 2004, we reached a settlement of this matter with the bankruptcy trustee for $0.2 million and are awaiting approval of this matter from the bankruptcy court.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        There is no established public trading market for any class of our common equity or that of our parent company, Sealy Corporation.

        As of January 31, 2005, there were 24 holders of record of the Class A shares of Sealy Corporation, which owns 100% of our common equity.

        On July 16, 2004 our parent, Sealy Corporation, paid a cash dividend of approximately $0.62 per share of common stock. Any payment of future dividends and the amounts thereof will be dependent upon our earnings, fiscal requirements and other factors deemed relevant by our Board of Directors. Certain restrictive covenants contained in out senior credit agreements and the indenture governing our 8.25% Senior Subordinated Notes due 2014 currently limit our ability to make dividend or other payments.

Item 6.    Selected Financial Data

        The following tables set forth selected consolidated financial and other data of the Company for the years ended November 28, 2004, November 30, 2003, December 1, 2002, December 2, 2001, and November 26, 2000.

        The selected consolidated financial and other data set forth in the following tables has been derived from the our audited consolidated financial statements. The report of Deloitte & Touche LLP, independent registered public accounting firm, covering our Consolidated Financial Statements for the year ended November 28, 2004, and the report of PricewaterhouseCoopers LLP, independent registered public accounting firm, covering our Consolidated Financial Statements for the years ended November 30, 2003, and December 1, 2002, are included elsewhere herein. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements included elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	Year Ended November 28, 2004	Year Ended November 30, 2003	Year Ended December 1, 2002	Year Ended December 2, 2001	Year Ended November 26, 2000
	(in millions)
Statement of Operations Data:
Net sales(a)	$1,314.0	$1,189.9	$1,189.2	$1,154.1	$1,070.1
Costs and expenses(a)(b)(c)(d)	1,360.8	1,153.4	1,165.0	1,162.6	1,012.7
Income (loss) before income tax and cumulative effect of change in accounting principle	(46.8)	36.5	24.1	(8.5)	57.4
Cumulative effect of change in accounting principle(e)	—	—	—	(0.2)	—
Net income (loss)	(38.3)	18.3	16.9	(20.8)	30.1

Other Data:
Depreciation and amortization of intangibles(b)	$25.4		$24.9		$22.5		$31.9		$27.1
Income from operations	22.2		105.9		99.8		93.9		123.0
Cash flows provided by (used in):
Operating activities(c)	43.5		87.1		100.3		11.3		70.2
Investing activities(c)	(7.4)		0.6		(39.5)		(62.9)		(43.9)
Financing activities(c)	(116.1)		(14.7)		(45.1)		45.5		(19.0)
EBITDA(f)	48.5		129.9		119.2		101.4		153.4
Capital expenditures	22.8		13.3		16.8		20.1		24.1
Interest expense	69.9		68.5		72.6		78.0		69.0
Ratio of EBITDA to interest expense	0.7	x	1.9	x	1.6	x	1.3	x	2.2	x
Ratio of earnings to fixed charges(g)	—		1.5	x	1.3	x	—		1.8	x
	November 28, 2004	November 30, 2003	December 1, 2002	December 2, 2001	November 26, 2000
	(dollars in millions)
Balance Sheet Data:
Total assets	$897.3	$959.1	$904.9	$903.1	$830.0
Long-term obligations, net of current portion	965.8	699.6	719.9	748.3	651.8
Total debt	974.3	747.3	753.2	778.1	686.2
Stockholders' deficit	(383.7)	(76.2)	(115.7)	(132.9)	(93.3)

  (a)
  2001 and 2000 amounts are restated from previously published results due to the adoption of EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product", as of March 4, 2002.

  (b)
  Effective at the beginning of fiscal 2002, we adopted the provisions of FAS 142, "Goodwill and Other Intangible Assets". Accordingly, we ceased the recording of goodwill amortization after fiscal 2001. Amortization of goodwill totaled $12.1 million in 2001 and $11.4 million in 2000.

  (c)
  2004 data includes the following amounts associated with the merger and recapitalization: Costs and expenses $133.1 million; Cash flows provided by (used in): Operating activities $(90.9) million; Investing activities $13.6 million; Financing activities $(35.6) million. See also Note 2 to our Consolidated Financial Statements (Part II, Item 8 included herein).

  (d)
  In 2001, we recorded a $26.3 million charge associated with the write-down of investments in certain retail entities.

  (e)
  On November 27, 2000, we adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," and recorded a $0.2 million gain net of income tax expense of $0.1 million, which was recorded as a cumulative effect of a change in accounting principle.

  (f)
  EBITDA as presented herein is a financial measure that is used in our credit agreements and note indentures (the "debt agreements") as a factor in determining our compliance with various covenants and to test whether certain transactions are permitted. In addition, we base our assessment of the recoverability of our indefinite-lived goodwill on a multiple of EBITDA. EBITDA does not represent net income or cash flow from operations as those terms are defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. The following table reconciles EBITDA to cash flows from operations:

	Fiscal Year
	2004	2003	2002	2001	2000
Income (loss) before cumulative effect of change in accounting principle	$(38.3)	$18.3	$16.9	$(21.0)	$30.1
Interest expense	69.9	68.5	72.6	78.0	69.0
Income Taxes	(8.5)	18.2	7.2	12.5	27.2
Depreciation	24.2	23.8	21.4	18.4	14.2
Amortization	1.2	1.1	1.1	13.5	12.9

EBITDA	$48.5	$129.9	$119.2	$101.4	$153.4
Adjustments to EBITDA to arrive at cash flow from operations:
Cumulative effect of change in accounting principle	—	—	—	0.2	—
Interest expense	(69.9)	(68.5)	(72.6)	(78.0)	(69.0)
Income taxes	8.5	(18.2)	(7.2)	(12.5)	(27.2)
Non-cash charges against (credits to) net income:
Equity in losses (income) of investees	—	—	5.6	4.0	(0.5)
Business closure and impairment charges	—	1.8	8.2	30.7	—
Deferred income taxes	(16.2)	(0.7)	(2.1)	(4.9)	(0.9)
Non-cash interest expense	3.1	9.6	22.1	20.2	18.5
Non-cash charges associated with the recapitalization	42.2	—	—	—	—
Other, net	2.2	(3.1)	(3.9)	(8.7)	5.7
Changes in operating assets & liabilities	25.1	36.3	31.0	(41.1)	(9.8)

Cash flow from operations	$43.5	$87.1	$100.3	$11.3	$70.2

  (g)
  For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes and cumulative effect of change in accounting principle plus fixed charges. Fixed charges consist of interest expense, including amortization of discount and financing costs and the portion of operating lease expense which management believes is representative of the interest component of rent expense. For fiscal years 2004 and 2001, earnings were insufficient to cover fixed charges by $46.8 million and $8.5 million, respectively. The following table provides the calculation of the ratio of earnings to fixed charges:

	Fiscal Year
	2004	2003	2002	2001	2000
Pre-tax income (loss) from operations	$(46.8)	$36.5	$24.1	$(8.5)	$57.4
Fixed charges:
Interest expense, including amortization of debt discount and financing costs	69.9	68.5	72.6	78.0	69.0
Rentals—33%	5.1	4.5	4.5	4.4	3.3

Total Fixed charges	75.0	73.0	77.1	82.4	72.3

Earnings before income taxes and fixed charges	$28.2	$109.5	$101.2	$73.9	$129.7

Ratio of earnings to fixed charges	—	1.5x	1.3x	—	1.8x

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this report.

  Business Overview

        Sealy Mattress Corporation, through our subsidiaries, is the largest bedding manufacturer in the world, with a 21% domestic market share in 2003. We estimate that our market share has increased slightly in 2004. We manufacture and market a complete line of conventional bedding (innerspring) products including mattresses and box springs, holding leading positions in key market segments such as luxury bedding products and among leading retailers. According to Home Furnishing News in 2003, the Sealy brand ranked 9th among the top 150 home products brands. Our conventional bedding products include the SEALY®, SEALY POSTUREPEDIC®, STEARNS & FOSTER® and BASSETT® brands and account for approximately 88.4% of the our total net sales for the year ended November 28, 2004. In addition to our innerspring bedding, we also produce a variety of foam latex bedding products. Though sales of such products were not significant in 2004, we expect to experience growth in these product lines in 2005 as we seek to strengthen our competitive position in the specialty bedding (non-innerspring mattress) market. We distinguish ourselves from our major competitors by maintaining our own component parts manufacturing capability and producing substantially all of our mattress innerspring requirements and approximately 48% of our boxspring component parts requirements. We believe that our industry is resilient to economic downturns due in part to the large portion of purchases, approximately 70%, which are for mattress replacements. The growth of the bedding industry has been supported by economic and demographic factors such as increasing disposable income among the "baby boomer" segment of the population, an increase in the number of bedrooms per home and also second home purchases, and growing awareness of the health benefits of quality sleep.

        On April 6, 2004 our parent company, Sealy Corporation, completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") whereby KKR acquired approximately 92% of Sealy Corporation's capital stock. In connection with the merger, we recapitalized substantially all of our outstanding debt. See Note 2 to our Consolidated Financial Statements (Part II, Item 8 herein) for a full description of the effects of the merger and recapitalization. Although we incurred substantially increased levels of debt in the recapitalization, our cost of capital was reduced due to lower interest rates on the new debt compared with our earlier financing, and our total interest costs have remained comparable with 2003. Due to our strong operating profitability and cash flow (exclusive of the effects of the recapitalization, which included expenses of $133.1 million, of which $42.4 million was non-cash), we have been able to repay $90 million of our senior secured term debt significantly ahead of schedule. Our strategy in 2005 will be to continue to deleverage our business through additional prepayments of our long-term debt as permitted by our senior credit agreements and our operating cash flow.

        In 2004, we successfully completed the rollout of our new single-sided, "no-flip" Sealy UniCased® and Stearns & Foster TripLCased® product lines in the United States, Canada, and Mexico, representing the broadest product redesign in our history. The manufacture and sale of these products began early in 2003, however our profitability was limited during that time period as we worked to gain manufacturing efficiency with the new products and supported our customers' transition to the new products with price rollbacks. In 2004, with these issues substantially behind us, we began to realize the anticipated contribution of these products to our sales growth and profitability. Our 2004 profitability has been further enhanced by rapid growth among our high-end price point ($1,000 and up) luxury bedding lines. Our shares of the Luxury and Ultra-Luxury product segments are greater than our overall market share, and our Stearns & Foster and Luxury Posturepedic lines directly target these segments.

        The growth of the specialty bedding market both domestically and internationally, including latex foam, visco-elastic and air-adjustable mattress products, presents both a challenge and opportunity to our company. While certain of our competitors hold a significantly higher share of this market at the end of 2004, we have responded by creating our own separate marketing department for specialty bedding and we conducted extensive consumer research which has lead to the launch of our own TrueForm™ visco-elastic bedding product line late in the first quarter of 2005. We believe that by successfully leveraging our strong brand advantage and our marketing and distribution capabilities, we have the potential to make significant gains in the specialty bedding market.

        Our industry continues to be challenged by the high cost of steel and petroleum products, which affect the cost of our steel innerspring and our polyurethane foam and polyethylene component parts. Thus far, we have been able to successfully address these cost pressures though a price increase announced in May of 2004 and cost reduction efforts. We expect the cost of these components to remain elevated above their recent historical averages throughout 2005.

        Historically, the bedding industry has had limited exposure to competition from imports due to high shipping costs, short lead times, the large number of finished goods SKUs and the importance of brands. Recently, however Chinese bedding manufactures have begun to explore the feasibility of exporting their products into the United States. We do not expect that competition from Chinese bedding imports will have a significant impact on our business. We believe that by focusing on further improvements in the efficiency of our supply chain, controlling costs, and continuing to invest in product innovation and our brands, we can ensure that our domestically produced products will remain competitive with Chinese bedding imports. Furthermore, we believe that the relatively low labor content of our domestically produced mattresses lessens any competitive advantage provided by lower Chinese labor costs.

  Critical Accounting Estimates

        Our analysis and discussion of our financial condition and results of operations are based upon our Consolidated Financial Statements that have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of financial statements in accordance with US GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. We choose accounting policies within US GAAP that our management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Our management regularly assesses these policies in light of current and forecasted economic conditions. Our accounting policies are stated in Note 1 to the Consolidated Financial Statements (Part II, Item 8 included herein). We believe the following accounting estimates are critical to understanding our results of operations and affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

        Cooperative Advertising and Rebate Programs—We enter into agreements with our customers to provide funds to the customer for advertising and promotion of our products. We also enter into volume and other rebate programs with our customers whereby funds may be rebated to the customer. When sales are made to these customers, we record liabilities pursuant to these agreements. We periodically assess these liabilities based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer or whether the customers will meet the requirements to receive rebated funds. We generally negotiate these agreements on a customer-by-customer basis. Some of these agreements extend over several periods and are linked with supply agreements. Most of these agreements coincide with our fiscal year, however our customers typically have ninety days following the end of a period to submit claims for reimbursement of advertising and promotional costs. Therefore, significant estimates are required at any point in time with regard to the ultimate reimbursement claimed by our customers. Subsequent revisions to such estimates are recorded and charged to earnings in the period in which they are identified. Costs of these programs totaled $171.4 million in 2004 of which $41.9 is recorded as a reduction of sales.

        Allowance for Doubtful Accounts—We actively monitor the financial condition of our customers to determine the potential for any nonpayment of trade receivables. In determining our reserve for bad debts, we also consider other general economic factors. Our management believes that our process of specific review of customers combined with overall analytical review provides an accurate evaluation of ultimate collectibility of trade receivables. Our loss experience was $3.1 million, or approximately 0.2 percent of sales in 2004.

        Warranties and Product Returns—Our warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy-branded products and a 20-year warranty period on our True Form™ visco-elastic product introduced late in the first quarter of 2005. Our policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded based on historical trends of warranty costs. Our estimate involves an average lag time in days between the sale of a bed and the date of its return applied to the current rate of warranty returns. Our accrued warranty liability totaled $13.9 million as of November 28, 2004.

        Impairment of Goodwill—We perform an annual assessment of our goodwill for impairment as of the beginning of the fiscal fourth quarter. We base our assessment of recoverability on a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA). At least annually, or when events or circumstances indicate that their carrying value may not be recoverable from future cash flows, we assess our goodwill and other intangible assets for impairment. The use of the EBITDA multiple is considered by our management to be the most meaningful measurement. The EBITDA multiple selected is based on comparison of other companies in the furnishings and consumer durable industry sectors. These comparable multiples have historically ranged from 5.0 to 9.6. We consider comparable factors in determining which multiple should be utilized. These factors include among others, company size, estimated market share or dominance, recent trends and forecasted results. Our 2004 test for impairment indicated that utilizing an EBITDA measure of less than 4.0 times would likely result in an indication of impairment requiring a further assessment of potential impairment. Should market factors or our performance result in either a lower valuation multiple or decreased EBITDA, impairment could result which may be material. The total carrying value of our goodwill at November 28, 2004 was $387.5 million.

        Income Taxes—We record an income tax valuation allowance when the realization of certain deferred tax assets, including net operating losses and capital loss carryforwards, is not likely. These deferred tax items represent expenses recognized for financial reporting purposes, which may result in tax deductions in the future. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and income tax expense in the consolidated financial statements. Our net deferred tax assets at November 28, 2004 were $13.1 million, net of a $19.8 million valuation allowance. Significant judgment is also required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our tax return positions are fully supportable, we may establish and have established reserves when we believe that certain tax positions are likely to be challenged and we may not fully prevail in overcoming these challenges. We may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. Our tax expense includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. Accruals for tax contingencies are included in other noncurrent liabilities.

  Merger and Recapitalization

        As more fully discussed in Note 2 to the Condensed Consolidated Financial Statements (Part II, Item 8 included herein), on April 6, 2004 our parent company, Sealy Corporation, completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") whereby KKR acquired approximately 92% of Sealy Corporation's capital stock. Certain of Sealy Corporation's existing stockholders, including affiliates of Bain Capital, LLC and others (the "Rollover Stockholders"), retained approximately an 8% interest in Sealy Corporation's stock.

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

        Sealy Corporation issued new Class A common stock to KKR in exchange for cash in the amount of $436.1 million, and the Rollover Stockholders retained their Class A common stock in proportion to their respective ownership interests. We issued new debt totaling $1,050 million consisting of a new $125 million floating rate senior secured revolving credit facility with a six-year maturity (under which no amounts were drawn at the time of the recapitalization), a new $560 million floating rate senior secured term loan facility with an eight-year maturity, $100 million under a floating rate senior unsecured term loan with a nine-year maturity, and $390 million aggregate principal amount of new Senior Subordinated Notes bearing interest at 8.25% due June 2014. On September 29, 2004, we completed an exchange offer whereby all of the Senior Subordinated Notes were exchanged for publicly traded, registered securities with identical terms (other than certain terms relating to registration rights and certain interest rate provisions otherwise applicable to the original senior subordinated notes).

        Concurrent with the recapitalization, the option agreements of three officers of the Company were amended to provide them with the right to put their vested shares held under their options back to the Company upon their retirement. We recorded an obligation of approximately $2.5 million to recognize the resulting obligation to repurchase vested shares under options held by these officers.

        In connection with the recapitalization, we incurred costs and expenses totaling $177.1 million, including $36.4 million capitalized as deferred debt issuance costs to be amortized over the respective terms of the new debt, and $7.6 million of costs charged against additional paid-in capital associated with the repurchase of previously outstanding shares as noted above. The remaining $133.1 million of expenses resulted in a pre-tax charge against earnings for the year ended November 28, 2004. Included in the charge were compensation expenses of approximately $53.8 million for the cash settlement and change in the measurement date for options that remained outstanding, management transaction bonuses and the cancellation of an executive's contract. Also included were $11.8 million for the write-off of debt issuance costs and premiums associated with debt extinguished in the transaction, and $20.4 million for the payment of premium and consent fees associated with the repayment of the previous public debt. The remaining charges represent other non-recurring charges primarily associated with advisory fees and expenses paid in connection with the merger and recapitalization. Of the total pre-tax charge of $133.1 million, approximately $42.2 million were non-cash charges. Cash costs and pre-tax expenses connected with the recapitalization, including the payment of certain previously accrued expenses of approximately $1.1 million, and totaled approximately $136.9 million.

  Results of Operations

  Tabular Information

        The following table sets forth our summarized results of operations for fiscal years 2004, 2003 and 2002, expressed in millions of dollars as well as a percentage of each year's net sales:

	Year Ended
	November 28, 2004		November 30, 2003		December 1, 2002
	millions	percentage of net sales	millions	percentage of net sales	millions	percentage of net sales
Total net sales	$1,314.0	100.0%	$1,189.9	100.0%	$1,189.2	100.0%
Total cost of goods sold	740.1	56.3	695.1	58.4	679.7	57.2

Gross Profit	573.9	43.7	494.8	41.6	509.5	42.8

Selling, general and administrative	430.9	32.8	398.4	33.5	411.2	34.6
Recapitalization expense	133.1	10.1	—	—	—	—
Plant/Business closing and restructuring charges	0.6	—	1.8	0.2	8.6	0.7
Amortization of intangibles	1.2	0.1	1.1	0.1	1.1	0.1
Royalty income, net of royalty expense	(14.1)	(1.1)	(12.4)	(1.0)	(11.2)	(0.9)

Income from operations	22.2	1.7	105.9	8.9	99.8	8.4

Interest expense	69.9	5.3	68.5	5.8	72.6	6.1
Other (income) expense, net	(0.9)	(0.1)	0.9	0.1	3.1	0.3

Income (loss) before income taxes	(46.8)	(3.6)	36.5	3.1	24.1	2.0
Income taxes	(8.5)	(0.6)	18.2	1.5	7.2	0.6

Net income (loss)	$(38.3)	(2.9)%	$18.3	1.5%	$16.9	1.4%

Effective tax rate	18.3%		49.9%		29.9%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

        Geographic distribution of sales:

	2004	2003	2002
US Domestic	78.9%	79.9%	81.7%
International:
Canada	8.7%	7.7%	7.1%
Europe	7.6%	7.4%	6.6%
Mexico	1.6%	2.0%	2.7%
Other	3.2%	3.0%	1.9%

Total	100.0%	100.0%	100.0%

        We anticipate our 2005 geographic distribution will be relatively consistent with 2004.

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	November 28, 2004		November 30, 2003		December 1, 2002
	millions	(percentage of net sales)	millions	(percentage of net sales)	millions	(percentage of net sales)
Total Domestic (US Dollars):
Total net sales	$1,036.2	100.0%	$950.8	100.0%	$972.5	100.0%
Total cost of goods sold	564.7	54.5%	543.7	57.2%	543.4	55.9%

Gross profit	471.5	45.5%	407.1	42.8%	429.1	44.1%
Total International (US Dollars):
Total net sales	277.8	100.0%	239.1	100.0%	216.7	100.0%
Total cost of goods sold	175.4	63.1%	151.4	63.3%	136.4	62.9%

Gross profit	102.4	36.9%	87.7	36.7%	80.4	37.1%
Canada:
US Dollars:
Total net sales	114.5	100.0%	92.0	100.0%	84.1	100.0%
Total cost of goods sold	68.7	60.0%	55.5	60.3%	51.7	61.5%

Gross profit	45.8	40.0%	36.5	39.7%	32.4	38.5%
Canadian Dollars:
Total net sales	154.6	100.0%	129.7	100.0%	132.0	100.0%
Total cost of goods sold	89.9	58.2%	81.3	62.7%	82.0	62.1%

Gross profit	64.7	41.8%	48.4	37.3%	50.0	37.9%
Europe:
US Dollars:
Total net sales	100.5	100.0%	88.1	100.0%	78.1	100.0%
Total cost of goods sold	66.4	66.1%	57.4	65.2%	49.9	63.9%

Gross profit	34.1	33.9%	30.7	34.8%	28.2	36.1%
Euros:
Total net sales	81.6	100.0%	76.1	100.0%	81.8	100.0%
Total cost of goods sold	53.8	65.9%	50.6	66.5%	53.1	64.9%

Gross profit	27.8	34.1%	25.5	33.5%	28.7	35.1%
Other International (US Dollars):
Total net sales	62.8	100.0%	59.0	100.0%	54.5	100.0%
Total cost of goods sold	40.3	64.2%	38.5	65.3%	34.8	63.7%

Gross profit	$22.5	35.8%	$20.5	34.7%	$19.8	36.3%

  Year Ended November 28, 2004 Compared With Year Ended November 30, 2003

        Net Sales.    Our total net sales for the year ended November 28, 2004 increased $124.1 million, or 10.4% from the year ended November 30, 2003. The domestic sales increase of $85.4 million, or 9.0% from fiscal 2003 was attributable to a 1.6% increase in volume and a 7.3% increase in average unit selling price. The increase in average unit selling price is due primarily to price increases announced in May 2004 to offset the effects of rising steel costs, and an improved sales mix from our new UniCased® Posturepedic and TripLCased® Stearns & Foster lines. Also, net sales for fiscal 2003 were reduced by the effects of price roll-backs on existing products in conjunction with the roll-out of our new product lines. Our total international sales increased $38.7 million, or 16.2%, over fiscal 2003. Sales improvements were further increased by favorable exchange rate fluctuations, most notably in our European and Canadian markets, where local currency sales gains of 7.2% and 19.2%, respectively, translated in to gains of 14.1% and 24.5%, respectively, in US Dollars. Local currency gains in our Canadian market were driven by a 7.3% increase in average unit selling price resulting from the successful introduction of our UniCased® product line, combined with an 11% increase in volume primarily attributable to market share gains with national retail accounts. Sales gains in the European market were primarily attributable to increased volume. Elsewhere, sales gains in our South American markets were slightly offset by continued weakness in Mexico.

        Cost of Goods Sold.    Our cost of goods sold for year ended November 28, 2004, as a percentage of net sales, decreased 2.1 percentage points compared to fiscal 2003. Cost of goods sold for our domestic business, as a percentage of net sales, decreased 2.7 percentage points. This decrease (as a percentage of net sales) is due primarily to the increase in average unit selling price as discussed above, partially offset by increased material costs. On a per unit basis, material costs increased 2.8% relative to fiscal 2003 due primarily to increased steel costs partially offset by material cost savings associated with the new one-sided mattress construction. In addition, variable conversion costs increased 0.5% primarily due to higher product return costs, partially offset by increased manufacturing efficiency. Fixed manufacturing costs increased 6.3% per unit primarily driven by increased incentive compensation, higher rent costs associated with our new Albany facility and higher supervisory costs. Cost of goods sold for our international business, as a percentage of net sales, decreased 0.2 percentage points. This decrease is primarily due to increased manufacturing efficiency in Canada associated with the new product lines and better product mix in Brazil and Argentina, partially offset by higher material costs in the European market.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased $32.5 million compared to the year ended November 30, 2003. As a percentage of net sales, selling, general, and administrative expenses decreased by 0.7 percentage points. Selling, general, and administrative expenses for 2004 include a $4.0 million (0.3% of net sales) one time management bonus paid to the holders of Sealy Corporation stock options in lieu of the cash dividend which was paid to stockholders in association with our parent company's financing transaction (see Note 19 to the Consolidated Financial Statements (Part II, Item 8 included herein)). Other increases include: $4.6 million (0.4% of net sales) higher incentive compensation over 2003 for our selling and administrative personnel resulting from improved performance against budgeted targets and approximately $2.5 million (0.2% of net sales) for higher incremental consulting fees associated with a new product development process and Sarbanes-Oxley compliance. These increases were offset in part by certain decreases which include: promotional, co-op advertising and national advertising, which as a percentage of net sales declined 0.8 percentage points from 2003, and bad debt expense, which declined to 0.2% of net sales in 2004 from 0.4% in 2003.

        Recapitalization Expense.    We incurred approximately $133.1 million of recapitalization expenses in the year ended November 28, 2004 in connection with our merger with affiliates of Kohlberg Kravis Roberts & Co., L.P., completed April 6, 2004 (see Merger and Recapitalization).

        Plant/Business Closure and Restructuring Charges.    Charges of $0.6 million were incurred in 2004 related to the closure of our Randolph, Massachusetts manufacturing facility. Such charges consist primarily of employee severance and retention payments. All restructuring costs related to this plant closure have been paid as of November 28, 2004. The land and building were sold on December 10, 2004, which will result in a gain in fiscal 2005 of approximately $0.2 million.

        Royalty Income, net of royalty expense.    Our net royalty income for the year ended November 28, 2004 increased $1.7 million over the year ended November 30, 2003. Our net domestic royalty income and net international royalty income increased $0.9 million and $0.8 million over 2003, respectively.

        Interest Expense.    Our interest expense in 2004 increased $1.4 million over 2003. Lower effective interest rates on our new debt largely offset the effect of the increased debt levels resulting from our recapitalization. Our weighted average borrowing cost during 2004 was approximately 7.6% compared to approximately 9.1% for 2003. We also incurred a $1.2 million charge to write off a portion of the previously capitalized debt issuance costs associated with the senior secured term loan due to unscheduled debt paydowns. See also the previous discussion in Merger and Recapitalization related to the recapitalization and its effects on the Company's debt structure, as well as Note 6 to our Consolidated Financial Statements (Part II, Item 8 included herein).

        Income Tax.    Our effective income tax rate generally differs from the federal statutory rate due to the effects of certain foreign tax rate differentials and state and local income taxes. In 2004, the rate has also been affected by certain expenses associated with the recapitalization and loss carryforwards for which we do not expect a benefit. Our effective tax rate for the year ended November 28, 2004 was 18.3%. Our effective rate for the year ended November 30, 2003 was 49.9%. Our effective tax rate in 2003 differs from the federal statutory rate due to the effects of certain foreign tax rate differentials and state and local income taxes. Also in 2003 the rate has been affected by uncertainty surrounding the reclassification of certain capital loss carryforwards.

  Year Ended November 30, 2003 Compared With Year Ended December 1, 2002

        Net Sales.    Our net sales for the year ended November 30, 2003 increased $0.7 million from the year ended December 1, 2002. Total domestic sales declined $21.7 million from 2002, attributable to a 3.7% decrease in volume partially offset by a 1.6% increase in average unit selling price. This unit volume decrease was primarily due to lower sales to current and prior affiliates as they transitioned from single vendor to multi-vendor supply relationships. Additionally, year to date sales were negatively impacted by slower economic activity during the first half of 2003. Improving economic conditions and the success of the launch of our UniCased® Posturepedic line during the second half of 2003 contributed to a 2.0% increase in sales volume over the corresponding period in 2002. Excluding the effects of lower sales from current and former affiliates, sales volume increased 6.0% over the second half of the year. The increase in average unit selling price was due primarily to an improved sales mix from both our existing core Posturepedic line and the new Unicased® Posturepedic line, partially offset by lower sales of other higher-end products and increased price roll-backs on existing products in conjunction with the roll-out of the Unicased® Posturepedic line. For the year ended November 30, 2003, sales to affiliates included sales to one affiliate for the entire period and sales to a prior affiliate for approximately four and a half months, while sales to affiliates for the year ended December 1, 2002 included sales to three affiliates. Total international sales increased $22.4 million, or 10.3%, primarily attributable to favorable currency fluctuations in Canada and Europe and volume gains in Argentina and Brazil, partially offset by continued weakness in the Mexican market.

        Cost of Goods Sold.    Our cost of goods sold for the year ended November 30, 2003, as a percentage of net sales, increased 1.2 percentage points compared to fiscal 2002. Cost of goods sold for our domestic business, as a percentage of net sales, increased 1.3 percentage points. This increase was primarily due to lower absorption of fixed costs due to lower unit sales, higher variable costs associated with health insurance costs, higher costs associated with product returns, a lower mix of higher-end products that typically carry a higher margin than other products, costs associated with the shutdown of the Taylor facility in December 2002, manufacturing costs and roll-back pricing related to the roll out of the new Unicased® design for our Posturepedic bedding line. Cost of goods sold for our international business, as a percentage of net sales, increased 0.4 percentage points compared to 2002. This increase was primarily due to labor increases in the European business partially offset by lower material costs in the Canadian business, due primarily to the weakening of the US dollar relative to the Canadian dollar as our Canadian business purchases a large percentage of its raw materials payable in US dollars.

        Selling, General, and Administrative.    Our selling, general, and administrative expenses decreased $12.8 million compared to fiscal 2002, a decline of 1.1 percentage points as a percentage of net sales. This decrease was primarily attributable to a $26.2 million decrease in bad debt expense. During 2002 we recorded a charge of $22.6 million for bad debt expense associated with affiliated customers (as discussed fully in Note 18 to the Consolidated Financial Statements). Also, during 2002 we recorded a charge of $6.1 million for bad debts as a result of difficulties in an accounts receivable system conversion. The difficulties negatively impacted our collections during 2002 and through the second quarter of 2003. Accordingly, during the second quarter of 2003 we reassessed the progress of our collection efforts and determined that it was necessary to record an increase of $2.0 million in our reserve for bad debts. Since then we have made significant progress in resolving our accounts receivable processing issues and our accounts receivable statistics had improved significantly by November 30, 2003. No additional charges were necessary during the second half of the year. The decrease in bad debt expense was partially offset by increased employment costs of $10.3 million. Salaries increased $8.5 million, of which $2.4 million was due to normal merit and cost of living increases, with the remaining $6.1 million primarily attributable to increased head count. Fringe benefits increased $1.8 million over 2002, attributable mainly to increased headcount. The remaining increase of $3.3 million is primarily associated with increased promotional and advertising costs, including those incurred to support the roll out of our new Unicased® Posturepedic line.

        Restructuring Charge.    Due to continued weak performance of our only remaining retail subsidiary, as well as the fact that it is not our strategy to own or control retail operations, we committed to a plan in the fourth quarter of 2003 to dispose of our wholly-owned retail subsidiary by sale or liquidation in early 2004. Accordingly, we recognized a non-cash impairment charge of $1.8 million during the fourth quarter, which included the $1.6 million write-off goodwill on the books of the subsidiary plus impairment charges for leasehold improvements likely to be abandoned. Following the disposal of this subsidiary in May of 2004, we no longer have a direct interest in any domestic mattress retailer.

        Interest Expense.    Interest expense decreased $4.0 million primarily due to lower effective interest rates. This lower rate was primarily due to the favorable impact from the interest rate swaps as the interest rate on the majority of our bank debt floated during a time of declining interest rates. In 2000, we entered into an interest rate swap agreement that effectively converted $236 million of our floating-rate debt to a fixed-rate basis through December 2006. In the second quarter of 2002, we entered into another interest rate swap agreement that had the effect of reestablishing as floating rate debt the debt previously converted to fixed rate debt through December 2006. While the $236 million of our bank debt was fixed at approximately 6% for the first half of 2002, the entire balance was at a floating rate for all of 2003 during a time of declining interest rates. This had the effect of reducing the weighted average cost of our bank debt from 5.6% in 2002 to 3.7% in 2003. In May 2003, we issued an additional $50.0 million of 9.875% senior subordinated notes, due in December, 2007 ("public debt"). The proceeds were used to prepay all quarterly principal payments on our Senior AXELs Credit Facility ("bank debt") through March, 2004. The exchange of bank debt for public debt increased our interest expense by approximately $1.8 million for 2003. While all of the aforementioned debt was repaid in connection with the recapitalization on April 6, 2004, the interest rate swap agreements remain in effect.

        Income Tax.    Our effective income tax rates in 2003 and 2002 differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. In addition, no tax benefit was recorded in 2001 on the $26.3 million impairment charge recognized due to the uncertainty at that time concerning the recoverability of such loss. In 2002, we reduced a portion of the loss for tax purposes as MHI sold its equity interest in Malachi Mattress America, Inc. Our effective tax rate for the year ended November 30, 2003 was approximately 49.9% compared to 29.9% in 2002.

  Liquidity and Capital Resources

        Our principal sources of funds are cash flows from operations and borrowings under our senior secured revolving credit facility. Our principal use of funds consists of operating expenditures, payments of principal and interest on our senior credit agreements, capital expenditures and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $22.8 million for the year ended November 28, 2004. We expect 2005 capital expenditures to be approximately $30 million. We believe that annual capital expenditure limitations in our current debt agreements will not significantly prevent us from meeting our ongoing capital needs. At November 28, 2004, we had approximately $91.9 million available under our revolving credit facility after taking into account letters of credit issued totaling $28.1 million. Our net weighted average borrowing cost was 7.6% and 9.1% for the years ended November 28, 2004 and November 30, 2003, respectively. The decline in our borrowing cost was due to lower rates on our new debt as compared with that retired at the recapitalization.

  Debt

        As part of the recapitalization we have incurred substantial debt, including new senior credit facilities consisting of a $125 million senior secured revolving credit facility with a six-year maturity, a $560 million senior secured term loan facility with an eight-year maturity. The Company also borrowed $100 million under a senior unsecured term loan, due in 2013, and issued $390 million aggregate principal amount of new Senior Subordinated Notes due 2014. See Note 6 to our Consolidated Financial Statements (Part II, Item 8 included herein) for more information regarding the terms and conditions of our debt. Since the recapitalization and through November 28, 2004, we have repaid $90.0 million of the original $560.0 million outstanding under our senior secured term loan. In doing so, we have effectively prepaid all principal payments due prior to the maturity of the loan in 2012. Substantially all of the prepayments have been funded out of our operating cash flow, with only $5.0 million outstanding under our senior secured revolving credit facility at November 28, 2004, at which time we had approximately $91.9 million available under the revolving credit facility after taking into account letters of credit issued totaling $28.1 million. Subsequent to November 28, 2004 and through February 25, 2005, we have repaid an additional $5.0 million of our senior secured term loan, with $22.0 million outstanding under our revolving credit facility.

        Borrowings under our new senior secured credit facilities bear interest at our choice of the Eurodollar rate or adjusted base rate ("ABR"), in each case, plus an applicable margin, subject to adjustment based on a pricing grid. On August 6, 2004, we amended the senior secured credit facility to reduce the applicable margin by 25 basis points. On June 3, 2004, we entered into an interest rate swap agreement effective July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of the outstanding balance under the senior secured term loan through November 2005, declining to $150 million through November 2007. To retain the designation of this swap as a hedging instrument, we must select the Eurodollar rate on the hedged portion of the senior secured term loan during the term of the swap.

        The $100 million senior unsecured term loan will mature in 2013 and will bear interest at our choice of the Eurodollar rate or ABR, plus an applicable margin, subject to adjustment based on a pricing grid. All principal amounts outstanding under the senior unsecured term loan are to be repaid at maturity.

        The outstanding Senior Subordinated Notes consist of $390 million aggregate principal amount maturing June 15, 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004. On September 29, 2004, we completed an exchange offer whereby all of the Senior Subordinated Notes were exchanged for publicly traded, registered securities with identical terms (other than certain terms relating to registration rights and certain interest rate provisions otherwise applicable to the original senior subordinated notes).

        At November 28, 2004, we were in compliance with the covenants contained within our senior credit agreements and note indenture.

        The following table summarizes our changes in cash:

	Year Ended November 28, 2004	Year Ended November 30, 2003	Year Ended December 1, 2002
	(in millions)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	43.5	87.1	100.3
Investing activities	(7.4)	0.6	(39.5)
Financing activities	(116.1)	(14.7)	(45.1)
Effect of exchange rate changes on cash	1.7	0.7	(0.3)
Change in cash and cash equivalents	(78.3)	73.7	15.4
Cash and cash equivalents:
Beginning of period	101.1	27.4	12.0

End of period	22.8	101.1	27.4

*
2004 data includes the following amounts associated with the merger and recapitalization: Cash flows provided by (used in): Operating activities $(90.9) million; Investing activities $13.6 million; Financing activities $(35.6) million. See also note 2 to our Consolidated Financial Statements (Part II, Item 8 included herein)

Year Ended November 28, 2004 Compared With Year Ended November 30, 2003

        Cash Flows from Operating Activities.    Our cash flow from operations decreased $43.6 million to $43.5 for the year ended November 28, 2004, compared to $87.1 million for the year ended November 30, 2003, primarily due to $90.9 million of cash expenses associated with the recapitalization. Excluding the effect of the recapitalization, our cash flow from operations increased $47.3 million. Contributing to the improvement before the effect of the recapitalization were higher operating margins, and improved working capital management. These improvements were partially offset by higher interest payments in the first six months of 2004, due in part to the payoff of debt in connection with the recapitalization, and also to the prepayment of interest late in the 2002 fiscal year, thus lowering cash interest payments in 2003.

        Cash Flows from Investing Activities.    Our cash flows used in investing activities increased primarily due to $9.5 million of increased capital expenditures over 2003, partially offset by $1.5 million higher net proceeds from the sale of property plant and equipment, $1.4 million of which was associated with the sale of our former Albany, New York facility. Also in 2004, we collected a $13.6 million note receivable from a prior affiliate in connection with the recapitalization, compared to $13.6 million received in 2003 on another affiliate note and investment.

        Cash Flows from Financing Activities.    Our cash flow used in financing activities increased $101.4 million from 2003, primarily due to the $90.0 million prepayment of our senior secured term loan funded primarily out of operating cash flow, whereas our debt repayments in 2003 had been substantially funded by the issuance of subordinated notes registered under the Securities Act of 1933. The net use of cash from financing activities associated with the recapitalization was $35.6 million in 2004, primarily for debt issuance costs.

  Year Ended November 30, 2003 Compared With Year Ended December 1, 2002

        Cash Flows from Operating Activities.    Our cash flow from operations decreased $13.2 million from $100.3 million for 2002 to $87.1 million for the year ended November 30, 2003. This decrease in operating cash flows was primarily the result of lower operating margins, higher cash tax payments, and higher payments in the first quarter associated with incentive compensation that were not made in the first quarter of 2002, partially offset by improved working capital management.

        Cash Flows from Investing Activities.    Our cash flow from investing activities increased from fiscal 2002 primarily due to $13.6 million received in 2003 on an affiliate note and investment. In 2002, the Company loaned this affiliate $12.5 million in the form of a long-term note. The Company also made $6.8 million in cash payments in fiscal 2002 associated with business acquisitions. There were no such acquisitions in fiscal 2003.

        Cash Flows from Financing Activities.    Our cash flows from financing activities increased from fiscal 2002 primarily due to $51.5 million in proceeds from the issuance of senior subordinated notes which were used to fund the retirement of a portion of our senior secured term debt.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the senior credit agreement, will be adequate to meet the future liquidity needs throughout 2005. We will make regularly scheduled principal payments of approximately $8.5 million in 2005, substantially all of which is for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our senior credit agreements, it is possible that we will make substantial prepayments on our senior debt in 2005. There can be no assurance that we will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the senior credit agreements in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. In addition, there can be no assurance that we will be able to effect any future refinancing of our debt on commercially reasonable terms or at all.

  Debt Covenants

        Our new long-term obligations contain various financial tests and covenants. Our senior secured credit facilities require us to meet a minimum interest coverage ratio and a maximum leverage ratio. The indenture governing our new senior subordinated notes also requires us to meet a fixed charge coverage ratio in order to incur additional indebtedness, subject to certain exceptions. We are currently in compliance with all debt covenants. The specific covenants and related definitions can be found in the applicable debt agreements, each of which we have previously filed with the Securities and Exchange Commission.

        The covenants contained in our senior secured credit facilities are based on what we refer to herein as "Adjusted EBITDA". In the senior secured credit facilities, EBITDA is defined as net income plus interest, taxes, depreciation and amortization and Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance as discussed above. Adjusted EBITDA is presented herein as it is a material component of these covenants.

Non-compliance with such covenants could result in the requirement to immediately repay all amounts outstanding under such facilities. While the determination of "unusual items" is subject to interpretation and requires judgment, we believe the adjustments listed below are in accordance with covenants discussed above.

        EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, they are not intended to be measures of free cash flow for management's discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. See Part II, Item 6 herein for a reconciliation of EBITDA to our cash flows from operations.

        The following table sets forth a reconciliation of net loss to EBITDA and EBITDA to Adjusted EBITDA for the year ended November 28, 2004:

Year Ended November 28, 2004
(in millions)
Net Loss	$(38.3)
Interest	69.9
Income Taxes	(8.5)
Depreciation and Amortization	25.4

EBITDA	$48.5
Recapitalization expenses	133.1
Management fees paid to KKR	1.4
Unusual items:
Post-closing residual plant costs	5.7
Bonus to option holders related to parent company financing transaction	4.0
Other (various)	7.3

Adjusted EBITDA	$200.0

  Contractual Obligations, Commercial Commitments, and Off-Balance Sheet Arrangements

        As previously discussed, our debt at November 28, 2004 consists of $5 million outstanding under a $125 million senior secured revolving credit facility with a six-year maturity, $470 million outstanding under a senior secured term loan facility with an eight-year maturity, $100 million outstanding under a senior unsecured term loan due in 2013, $390 million outstanding aggregate principal amount of senior subordinated notes due 2014, and an additional $8.5 million owed by our international subsidiaries.

        We also occupy premises and utilize equipment under operating leases that expire at various dates through 2033. The obligations under those leases are not recorded on our balance sheet in accordance with generally accepted accounting principles. Many of these leases provide for payment of certain expenses and contain renewal and purchase options.

        We engage in various hedging activities in order to mitigate the risk of variability in future cash flows resulting from floating interest rates on our debt and projected foreign currency purchase requirements. Accordingly, we have entered into contractual arrangements for interest rate swaps and forward purchases of foreign currency. The related assets and liabilities associated with the fair value of such derivative instruments are recorded on our balance sheet. Changes in the fair value of these derivatives are recorded in our income statement, except for those associated with our interest rate swap agreement which has been designated as a cash flow hedge for accounting purposes.

        Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our tax return positions are fully supportable, we have established reserves where we believe that certain tax positions are likely to be challenged and we may not fully prevail in overcoming these challenges. Because we are not currently undergoing examinations of any of our corporate income tax returns by tax authorities, we believe that it is unlikely that an audit could be initiated which would result in assessment and payment of taxes related to these positions during 2005. We also cannot predict when or if any other future tax payments related to these tax positions may occur.

        We are involved in a joint venture to develop markets for Sealy brand products in Asia. The joint venture is not considered to be a variable interest entity and is therefore not consolidated into our financial statements. We account for our interest in the joint venture under the equity method, and our net investment of $0.7 million is recorded in our balance sheet at November 28, 2004. We believe that any possible commitments arising from this joint venture will not be significant to our financial position or results of operations.

        The Company's contractual obligations and other commercial commitments as of November 28, 2004 are summarized below (in thousands):

Contractual Obligations	2005	2006	2007	2008	2009	After 2010	Total Obligations
Principal Maturities of Long-Term Debt	$8,542	$410	$284	$40	$41	$965,020	$974,337
Projected Interest on Long-Term Debt(1)	61,158	60,701	60,693	60,680	60,680	219,152	523,064
Projected Cash Flows from Derivatives(2)	7,929	2,067	(317)	(188)	—	—	9,491
Operating Leases(3)	9,222	8,213	7,292	5,136	3,763	14,608	48,234
Component Purchase Commitment(4)	2,187	20,000	—	—	—	—	22,187

Total	$89,038	$91,391	$67,952	$65,668	$64,484	$1,198,780	$1,577,313

Other Commercial Commitments	2005	2006	2007	2008	2009	After 2010	Total Commitments
Standby Letters of Credit(5)	$28,096	—	—	—	—	—	$28,096

  (1)
  $575 million of our outstanding debt at November 28, 2004 is subject to floating interest rates. Interest payments are projected based on rates in effect at November 28, 2004 assuming no variable rate fluctuations going forward.

  (2)
  Net cash payments (receipts) on our hedging instruments consist of the projected net settlements of our interest rate swaps as of November 28, 2004 based on the projected interest rates used to value the swaps on that date. Also included are projected net payments to settle foreign currency forward purchase contracts of $3.1 million, based upon the fair value settlement position of those contracts at November 28, 2004.

  (3)
  Obligations under operating leases include only projected payments under current lease terms, excluding renewal options and assuming no exercise of any purchase options.

  (4)
  We are dependent upon a single supplier for certain key structural components of our Unicased® and TripLCased®designs. Such components are purchased under a four-year supply agreement through 2006, and are manufactured in accordance with a proprietary process of the supplier. Under the terms of the supply agreement, we are required to make minimum purchases of the components totaling $70 million through 2006.

  (5)
  We issue letters of credit in the ordinary course of business primarily to back our various obligations under workers compensation and other insurance programs, environmental liabilities, and open positions on certain of our derivative instruments. These obligations will renew automatically on an annual basis unless cancelled per our instructions.

        As discussed in Note 12 to our Consolidated Financial Statements (Part II, Item 8 herein), we have a $3.9 million long-term obligation arising from an under funded pension plan. Future minimum pension funding requirements are not included in the schedule above as they are not available for all periods presented. During 2005, we estimate that we will make approximately $1.0 million in contributions to the plan. In 2004, we contributed $2.2 million into the plan.

        We have an obligation to repurchase equity securities of Sealy Corporation from certain of our executives upon their retirement. The value of the obligation is determined based on a formulated estimate of Sealy Corporation's book value per share. Future payments associated with this obligation are not included in the schedule above as their timing and amount is contingent upon when the executives retire and the number of underlying shares owned by the executives at that time. At November 28, 2004, we have a noncurrent liability on our balance sheet of $2.4 million for this obligation.

        Only agreements to purchase goods or services with fixed or minimum obligations are included in the schedule above. It does not include normal purchases which are made in the ordinary course of business.

  Foreign Operations and Export Sales

        We own three manufacturing facilities in Canada, and one each in Mexico, Argentina and Brazil. In addition, we own Sapsa Bedding S.A.S., a leading European manufacturer of latex bedding products in Europe, with headquarters in Italy and manufacturing operations in France and Italy. In 2000, we formed a joint venture with our Australian licensee to import, manufacture, distribute and sell Sealy products in South East Asia. We operate a Korean sales office and use a contract manufacturer to help service the Korean market. We also export products directly into many small international markets, and have license agreements in Thailand, Japan, the United Kingdom, Spain, Australia, New Zealand, South Africa, Israel, Jamaica, Saudi Arabia, the Bahamas and the Dominican Republic.

  Impact of Recently Issued Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46-R", as revised December 2003 with respect to effective dates). The primary objectives of FIN 46-R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46-R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. We adopted FIN 46-R in our second fiscal quarter of 2004, however we do not believe we are a primary beneficiary of a VIE or hold any significant interests or involvement in a VIE, therefore adoption of FIN 46-R did not have an impact on our consolidated financial statements.

        In December 2003, The FASB issued FAS 132 (Revised), "Employers' Disclosure about Pensions and Other Postretirement Benefits." A revision of the pronouncement originally issued in 1998, FAS 132R expands employers' disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions, and net benefit cost. FAS 132R does not change the accounting requirements for pensions and other postretirement benefits. This statement is effective for fiscal years ending after December 15, 2003, with interim-period disclosure requirements effective for interim periods beginning after December 15, 2003. Accordingly, we implemented FAS 132R beginning with our second fiscal quarter of 2004. The adoption of this statement did not have an impact on our financial position or results of operations.

        In November of 2004, the FASB issued SFAS 151, "Inventory Costs, an amendment of ARB No. 43 Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We will adopt this statement as of the beginning of fiscal 2006, and do not expect it to have a material impact on our financial position or results of operations.

        In December 2004, the FASB issued FAS 123 (Revised), "Share-Based Payment" ("FAS 123R") which replaces FAS 123 and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). This statement requires compensation costs relating to share-based payment transactions to be recognized in financial statements based upon the fair value of the award. FAS 123R eliminates the option to account for the cost of stock-based compensation using the intrinsic value method as allowed under APB 25. Having no publicly traded equity securities, we are considered a "nonpublic entity" as defined in the statement. FAS 123R is effective for nonpublic entities for fiscal years beginning after December 15, 2005. Therefore, we expect to adopt FAS 123R as of the beginning of our fiscal year ending December 2, 2007. We currently measure compensation costs related to our share-based awards under APB 25, as allowed by FAS 123, and provide pro forma disclosure in the notes to our financial statements of the effects of accounting for share-based payments under FAS 123, as required by that standard (See Note 1 to our Consolidated Financial Statements, Part II, Item 8 included herein). As the intrinsic value method of APB 25 has rarely resulted in the recognition of expense in our financial statements, we expect the adoption of FAS 123R to have an impact on our results of operations. We are still in the process of evaluating the extent of such impact.

  General Business Risk

        Our customers include furniture stores, specialty sleep shops, department stores, membership warehouse clubs, contract customers and other stores. In the future, these retailers may consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products. These retailers are also subject to changes in consumer spending and the overall state of the economy both domestically and internationally. We are dependent upon a single supplier for certain key structural components of our Unicased® and TripLCased® designs. Such components are purchased under a four-year supply agreement, and are manufactured in accordance with a proprietary design exclusive to the supplier. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

  Fiscal Year

        We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 28, 2004, November 30, 2003 and December 1, 2002 were 52-week years.

  Forward Looking Statements

        "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words "believes," "anticipates," "expects," "intends," "projects" and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operational results. Any forward-looking statements contained in this report represent our management's current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

  —
  the level of competition in the bedding industry;

  —
  legal and regulatory requirements;

  —
  the success of new products;

  —
  our relationships with our major suppliers;

  —
  fluctuations in costs of raw materials;

  —
  our relationship with significant customers and licensees;

  —
  our labor relations;

  —
  departure of key personnel;

  —
  encroachments on our intellectual property;

  —
  product liability claims;

  —
  the timing, cost and success of opening new manufacturing facilities;

  —
  our level of indebtedness;

  —
  interest rate risks;

  —
  future acquisitions;

  —
  an increase in return rates; and

  —
  other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC").

        All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Annual Report on Form 10-K and are expressly qualified in their entirety by the cautionary statements include in this Annual Report on From 10-K. Except as may be required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

  Foreign Currency Exposures

        Our earnings are affected by fluctuations in the value of our subsidiaries' functional currency as compared to the currencies of our foreign denominated purchases. Foreign currency forward, swap and option contracts are used to hedge against the earnings effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would not be material to our earnings or financial position. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies with forward and option contracts. At November 28, 2004, the Company had forward contracts to sell a total of 32.5 million Canadian dollars with expiration dates ranging from December 8, 2004 through November 1, 2005. At November 28, 2004, the fair value of the Company's net obligation under the forward contracts was $3.1 million. We generally do not designate our foreign currency hedges for accounting purposes, therefore all changes in fair value are charged to earnings.

  Interest Rate Risk

        As more fully discussed in Note 9 to our Consolidated Financial Statements (Part II, Item 8 included herein), we had entered into two interest rate swap agreements associated with debt existing prior to the recapitalization. Although the related debt was repaid in connection with the recapitalization, the related swaps remain in effect and are scheduled to expire in December 2006. Because the first swap converted a portion of our floating rate debt to a fixed rate and a subsequent swap effectively re-established a floating rate on the same debt, the effect of the two instruments on both cash flows and earnings is largely off-setting. As a result of the recapitalization and repayment of the related debt, $4.7 million of changes in fair value previously recorded in accumulated other comprehensive loss were included in recapitalization expenses charged against earnings during the fiscal year ended November 28, 2004 (see Merger and Recapitalization). The combined fair value carrying amount of these swap instruments at November 28, 2004 and November 30, 2003 was a net obligation of $4.3 and $8.1 million, respectively.

        We had also entered into an interest rate cap agreement associated with previous debt that caps the floating rate on the debt at 8% through June 2005. The agreement also remains in effect following the repayment of the related debt. This agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. The fair value of this instrument is not material.

        A 10% increase or decrease in market interest rates that affect our interest rate derivative instruments would not have a material impact on our earnings during the next fiscal year.

        On June 3, 2004, we entered into an interest rate swap agreement effective July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of our outstanding balance under the senior secured term loan through November 2005, declining to $150 million through November 2007. The fair value of this swap instrument at November 28, 2004 was an obligation of $2.0 million.

        Based on the unhedged portion our variable rate debt outstanding at November 28, 2004, a 12.5 basis point increase or decrease in variable interest rates would have an approximately $0.5 million dollar impact on our annual interest expense.

  Commodity Price Risks

        The cost of our steel innerspring and our polyurethane foam and polyethylene component parts are impacted by volatility in the price of steel and petroleum. We expect the cost of the components to remain elevated above their recent historical averages throughout 2005. Thus far, we have been able to successfully address these cost pressures through a price increase announced in May of 2004 and cost reduction efforts. We do not engage in commodity hedging programs.

Item 8.    Financial Statements and Supplementary Data

SEALY MATTRESS CORPORATION
Consolidated Financial Statements
November 28, 2004 and November 30, 2003
(With Independent Registered Public Accounting Firms' Reports Thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sealy Mattress Corporation:

        We have audited the accompanying consolidated balance sheet of Sealy Mattress Corporation and subsidiaries (the "Company") as of November 28, 2004, and the related consolidated statements of income, stockholders' deficit, and cash flows for the year ended November 28, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial schedule based on our audit. The financial statements of Sealy Corporation for the years ended November 30, 2003 and December 1, 2002 were audited by other auditors whose report, dated February 10, 2004, on those statements included an explanatory paragraph that described the adoption of the provisions of Statement of Financial Accounting Standards No. 142 effective the beginning of the year ended December 1, 2002.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sealy Mattress Corporation and subsidiaries as of November 28, 2004, and the results of their operations and their cash flows for the year ended November 28, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 28, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Sealy Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15 present fairly, in all materials respects, the financial position of Sealy Corporation and its subsidiaries (the "Company") at November 30, 2003 and the results of their operations and their cash flows for each of the two years in the period ended November 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjuction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 5 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142 effective the beginning of the year ended December 1, 2002.

/s/ PricewaterhouseCoopers LLP

Greensboro, North Carolina
February 10, 2004

SEALY MATTRESS CORPORATION

Consolidated Balance Sheets
(in thousands, except share amounts)

	November 28, 2004	November 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$22,779	$101,100
Accounts receivable—Non-affiliates (net of allowance for doubtful accounts, discounts and returns, 2004—$14,776; 2003—$23,007)	172,829	160,984
Accounts receivable—Affiliates (net of allowance for doubtful accounts, discounts and returns, 2004—$0; 2003—$22) (Note 18)	—	1,758
Inventories	51,923	49,413
Assets held for sale	8,983	—
Prepaid expenses and other current assets	18,713	22,898
Deferred income taxes (Note 11)	23,898	20,506

	299,125	356,659

Property, plant and equipment—at cost:
Land	11,887	13,770
Buildings and improvements	86,125	91,985
Machinery and equipment	203,678	187,587
Construction in progress	8,229	6,376

	309,919	299,718
Less accumulated depreciation	145,740	128,893

	164,179	170,825

Other assets:
Goodwill (Note 5)	387,508	381,891
Other intangibles—net of accumulated amortization (2004—$4,658; 2003—$3,181) (Note 5)	4,555	5,364
Long-term notes receivable (Note 18)	—	13,323
Debt issuance costs, net, and other assets	41,910	31,004

	433,973	431,582

Total Assets	$897,277	$959,066

See accompanying notes to consolidated financial statements.

	November 28, 2004	November 30, 2003
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion—long-term obligations (Note 6)	$8,542	$47,623
Accounts payable	96,566	85,478
Accrued expenses:
Customer incentives and advertising	35,829	35,546
Compensation	37,142	27,583
Interest	27,366	23,565
Other	49,795	44,839

	255,240	264,634

Due to parent company (Note 19)	3,376	—
Long-term obligations, net of current portion (Note 6)	965,795	699,630
Other noncurrent liabilities	45,774	48,851
Deferred income taxes (Note 11)	10,835	22,113
Commitments and contingencies (Note 15)	—	—
Sealy Mattress Corporation Stock:
Common stock, $0.01 par value; Authorized 1,000 shares; Issued (2004—1,000; 2003—none)	—	—
Sealy Corporation Stock:
Preferred stock, $0.01 par value; Authorized 100,000 shares; Issued, none	—	—
Class L common stock, $0.0029 par value; Authorized, 20,954 shares; Issued (2004—none; 2003—5,389); Aggregate liquidation preference (2003—$110,202)	—	15
Class M common stock, $0.0029 par value; Authorized, 6,985 shares; Issued (2004—none; 2003—5,630); Aggregate liquidation preference (2003—$115,138)	—	16
Class A common stock, $0.0029 par value; Authorized 2,095,440 shares; Issued (2004—none; 2003—53,242)	—	153
Class B common stock, $0.0029 par value; Authorized 698,480 shares; Issued (2004—none; 2003—49,034)	—	140
Additional paid-in capital	458,620	146,240
Accumulated deficit	(848,158)	(201,497)
Accumulated other comprehensive income (loss)	5,795	(8,165)
Common stock held in treasury, at cost	—	(13,064)

	(383,743)	(76,162)

Total Liabilities and Stockholders' Deficit	$897,277	$959,066

See accompanying notes to consolidated financial statements.

SEALY MATTRESS CORPORATION

Consolidated Statements Of Operations
(in thousands)

	Year Ended
	November 28, 2004	November 30, 2003	December 1, 2002
Net sales—Non-affiliates	$1,306,990	$1,157,887	$1,045,639
Net sales—Affiliates (Note 18)	7,030	31,973	143,529

Total net sales	1,314,020	1,189,860	1,189,168

Cost and expenses:
Cost of goods sold—Non-affiliates	736,074	676,414	601,879
Cost of goods sold—Affiliates (Note 18)	4,035	18,693	77,784

Total cost of goods sold	740,109	695,107	679,663

Gross Profit	573,911	494,753	509,505
Selling, general and administrative (including provisions for bad debts $3,149, $5,047 and $31,252, respectively)	430,881	398,400	411,236
Recapitalization expense (Note 2)	133,134	—	—
Plant/Business closing and restructuring charges (Notes 14 and 17)	624	1,825	8,581
Amortization of intangibles	1,208	1,103	1,063
Royalty income, net of royalty expense	(14,171)	(12,472)	(11,155)

Income from operations	22,235	105,897	99,780
Interest expense	69,928	68,525	72,571
Other (income) expense, net (Note 10)	(861)	907	3,058

Income (loss) before income taxes	(46,832)	36,465	24,151
Income tax expense (benefit) (Note 11)	(8,549)	18,196	7,232

Net income (loss)	$(38,283)	$18,269	$16,919

See accompanying notes to consolidated financial statements.

SEALY MATTRESS CORPORATION
Consolidated Statements of Stockholders' Deficit
(in thousands, except per share amounts)

		Class L		Class M		Class A		Class B
													Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)	Common Shares	Stock Amount	Common Shares	Stock Amount	Common Shares	Stock Amount	Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
Balance at December 2, 2001	$—	5,581	$16	5,410	$15	52,952	$151	47,085	$135	$145,712	$(236,685)	$(12,263)	$(29,987)	$(132,906)
Net income	16,919	—	—	—	—	—	—	—	—	—	16,919	—	—	16,919
Foreign currency translation adjustment	(4,370)	—	—	—	—	—	—	—	—	—	—	—	(4,370)	(4,370)
Change in fair value of cash flow hedges prior to dedesignation	2,963	—	—	—	—	—	—	—	—	—	—	—	2,963	2,963
Amortization of dedesignated cash flow hedge	2,023	—	—	—	—	—	—	—	—	—	—	—	2,023	2,023
Exercise of stock options	—	28	—	—	—	1,456	4	—	—	428	—	—	—	432
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	(801)	—	(801)
Cancellation and issuance of common stock associated with the purchase of Malachi Mattress America, Inc.	—	(220)	(1)	220	1	(1,949)	(5)	1,949	5	—	—	—	—	—

Balance at December 1, 2002	$17,535	5,389	$15	5,630	$16	52,459	$150	49,034	$140	$146,140	$(219,766)	$(13,064)	$(29,371)	$(115,740)

Net income	18,269	—	—	—	—	—	—	—	—	—	18,269	—	—	18,269
Foreign currency translation adjustment	17,616	—	—	—	—	—	—	—	—	—	—	—	17,616	17,616
Excess of additional pension liability over unrecognized prior service cost	(1,711)	—	—	—	—	—	—	—	—	—	—	—	(1,711)	(1,711)
Amortization of dedesignated cash flow hedge	3,291	—	—	—	—	—	—	—	—	—	—	—	3,291	3,291
Write-off of dedesignated cash flow hedge	2,010	—	—	—	—	—	—	—	—	—	—	—	2,010	2,010
Exercise of stock options	—	—	—	—	—	856	3	—	—	100	—	—	—	103

Balance at November 30, 2003	$39,475	5,389	$15	5,630	$16	53,315	$153	49,034	$140	$146,240	$(201,497)	$(13,064)	$(8,165)	$(76,162)

Net loss	(38,283)	—	—	—	—	—	—	—	—	—	(38,283)	—	—	(38,283)
Foreign currency translation adjustment	11,388	—	—	—	—	—	—	—	—	—	—	—	11,388	11,388
Excess of additional pension liability over unrecognized prior service cost	(140)	—	—	—	—	—	—	—	—	—	—	—	(140)	(140)
Amortization of dedesignated cash flow hedge	595	—	—	—	—	—	—	—	—	—	—	—	595	595
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	(508)	—	(508)
Change in fair value of cash flow hedge	(626)	—	—	—	—	—	—	—	—	—	—	—	(626)	(626)
Exercise of stock options	—	—	—	—	—	3,981	2	—	—	570	—	—	—	572
Effects of recapitalization:
Stock compensation related to rollover of options	—	—	—	—	—	—	—	—	—	24,571	—	—	—	24,571
Treasury stock repurchase, including direct costs	—	(5,389)	(15)	(5,630)	(16)	(56,296)	(131)	(49,034)	(140)	(153,038)	(608,378)	13,572	—	(748,146)
Issuance of common stock	—	—	—	—	—	—	250	—	—	435,800	—	—	—	436,050
Write-off of dedesignated cash flow hedge	2,743	—	—	—	—	—	—	—	—	—	—	—	2,743	2,743
Change in aggregate par value of common stock due to change in reporting entity (Note 2)	—	—	—	—	—	—	(274)	—	—	274	—	—	—	—
Issuance of officers' equity put option	—	—	—	—	—	—	—	—	—	(2,496)	—	—	—	(2,496)
Cancellation of former officer's equity put option	—	—	—	—	—	—	—	—	—	6,699	—	—	—	6,699

Balance at November 28, 2004	$(24,323)	—	$—	—	$—	1,000	$—	—	$—	$458,620	$(848,158)	$—	$5,795	$(383,743)

See accompanying notes to consolidated financial statements.

SEALY MATTRESS CORPORATION
Consolidated Statements Of Cash Flows
(in thousands)

	Year Ended
	November 28, 2004	November 30, 2003	December 1, 2002
Cash flows from operating activities:
Net income (loss)	$(38,283)	$18,269	$16,919
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,367	24,902	22,433
Equity in net loss of investee	—	—	5,576
Business closure charge	—	—	5,802
Impairment charges	—	1,825	2,442
Deferred income taxes	(16,231)	(718)	(2,139)
Non-cash interest expense:
Discount (premium) on Senior Subordinated Notes, net	(227)	15	12,406
Junior Subordinated Note	—	4,742	5,208
Amortization of debt issuance costs and other	3,376	4,814	4,518
Non-cash charges associated with recapitalization:
Stock based compensation	24,571	—	—
Write off of deferred debt charges	14,377	—	—
Other	3,279	—	—
Other, net	2,227	(3,134)	(3,942)
Changes in operating assets and liabilities:
Accounts receivable	(10,087)	5,753	12,615
Inventories	(2,510)	4,020	5,915
Prepaid expenses and other current assets	594	(2,332)	(2,178)
Accounts payable	11,088	16,388	(5,494)
Accrued expenses	19,754	7,761	13,635
Other	6,207	4,757	6,536

Net cash provided by operating activities	43,502	87,062	100,252

Cash flows from investing activities:
Purchase of property, plant and equipment	(22,773)	(13,291)	(16,848)
Note receivable from prior affiliate	—	—	(3,272)
Cash received from (paid on) affiliate notes and investments	13,573	13,611	(12,500)
Purchase of businesses, net of cash acquired	—	—	(6,829)
Proceeds from sale of property, plant and equipment	1,768	257	—

Net cash provided by (used in) investing activities	(7,432)	577	(39,449)

Cash flows from financing activities:
Cash flows associated with financing of the recapitalization (Note 2):
Proceeds from issuance of common stock	436,050	—	—
Treasury stock repurchase	(748,146)	—	—
Proceeds from issuance of new long-term obligations	1,050,000	—	—
Repayment of existing long-term debt	(737,128)	—	—
Debt issuance costs	(36,403)	—	—
Repayments of long-term obligations	(90,000)	—	—
Issuance of public notes	—	51,500	—
Repayments of long-term obligations	—	(62,237)	(42,491)
Net borrowings on revolving credit facilities	5,000	—	—
Equity issuances	63	103	432
Treasury stock repurchase, including direct expenses	—	—	(801)
Purchase of interest rate cap agreement	—	—	(625)
Other	4,505	(4,021)	(1,600)

Net cash used in financing activities	(116,059)	(14,655)	(45,085)

Effect of exchange rate changes on cash	1,668	673	(285)

Change in cash and cash equivalents	(78,321)	73,657	15,433
Cash and cash equivalents:
Beginning of period	101,100	27,443	12,010

End of period	$22,779	$101,100	$27,443

Supplemental disclosures:
Taxes paid (net of tax refunds $2,292, $512 and $18,403 in fiscal 2004, 2003 and 2002, respectively)	$6,440	$22,382	$1,465
Interest paid	$62,635	$50,211	$51,632

See accompanying notes to consolidated financial statements.

SEALY MATTRESS CORPORATION

Notes To Consolidated Financial Statements

Note 1:    Significant Accounting Policies

        Significant accounting policies used in the preparation of the consolidated financial statements are summarized below.

  Business

        Sealy Mattress Corporation (the "Company" or the "Parent"), is engaged in the consumer products business and manufactures, distributes and sells conventional bedding products including mattresses and box springs, as well as a limited number of foam latex mattress products. The Company's products are manufactured in a number of countries in North and South America and Europe. Substantially all of the Company's trade accounts receivable are from retail businesses.

  Basis of Presentation

        On April 6, 2004, Sealy Corporation, owner of 100% of the Company's common stock, completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") whereby KKR acquired 92% of Sealy Corporation's capital stock. Certain of Sealy Corporation's previous stockholders, including affiliates of Bain Capital, LLC and others, retained an 8% interest in Sealy Corporation's stock. The merger was accounted for as a recapitalization. See Note 2 for further details on the recapitalization. Subsequent to the recapitalization, the Company received as contributed capital all of Sealy Corporation's 100% interest in Sealy Mattress Company. The Company also replaced Sealy Corporation as the parent-guarantor of the 8.25% Senior Subordinated Notes due 2014 issued by Sealy Mattress Company. Accordingly, the Company is now the reporting guarantor-parent company and as a result of being an entity under common control has reflected the operation of Sealy Corporation prior to April 6, 2004 in a manner similar to a pooling-of-interests. Additionally, all assets, liabilities, and stockholders' deficit of Sealy Corporation existing upon the completion of the recapitalization as of April 6, 2004 have been pushed down to and included with those of the Company as of November 28, 2004. Therefore, all reported amounts as of and for the year ended November 28, 2004 are comparable in all material respects to those for the prior periods presented herein except as to common stock and additional paid-in capital, which reflect the respective outstanding shares of the Company and Sealy Corporation. Subsequent to the recapitalization, none of the activity of Sealy Corporation will be included in the consolidated financial statements of the Company and its subsidiaries (see Note 19).

        All stock share amounts presented in the Consolidated Financial Statements and in the notes thereto have been restated to reflect a 3.49 to one stock split which occurred in 2004.

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies. Intercompany transactions are eliminated. The equity method of accounting is used for joint ventures and investments in associated companies over which the Company has significant influence, but does not have effective control. Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The cost method of accounting is used for investments in which the Company has less than a 20% ownership interest, and the Company does not have the ability to exercise significant influence. These investments are carried at cost and are adjusted only for other-than-temporary declines in fair value. The carrying value of these investments is reported in other long-term assets. The Company's equity in the net income and losses of these investments is reported in other (income) expense, net. See Note 10, "Other (Income) Expense, net." The Company also periodically assesses whether it has any primary beneficial interests in any variable interest entity ("VIE") which would require consolidation of such entity in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." At November 28, 2004, the Company does not believe it is a primary beneficiary of a VIE or holds any significant interests or involvement in a VIE.

  Fiscal Year

        The Company uses a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 28, 2004, November 30, 2003 and December 1, 2002 were 52-week years.

  Recently Issued Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46-R", as revised December 2003 with respect to effective dates). The primary objectives of FIN 46-R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receivingadditional subordinated financial support from other parties. In addition, FIN 46-R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company adopted FIN 46-R in its second fiscal quarter of 2004, however the Company does not believe it is a primary beneficiary of a VIE or holds any significant interests or involvement in a VIE, therefore adoption of FIN 46-R did not have an impact on the Company's consolidated financial statements.

        In December 2003, The FASB issued FAS 132 (Revised), "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("FAS 132R"). A revision of the pronouncement originally issued in 1998, FAS 132R expands employers' disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions, and net benefit cost. FAS 132R does not change the accounting requirements for pensions and other postretirement benefits. This statement is effective for fiscal years ending after December 15, 2003, with interim-period disclosure requirements effective for interim periods beginning after December 15, 2003. Accordingly, the Company implemented FAS 132R beginning with its second fiscal quarter of 2004. The adoption of this statement did not have an impact on the Company's financial position or results of operations.

        In November of 2004, the FASB issued SFAS 151, "Inventory Costs, an amendment of ARB No. 43 Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as of the beginning of fiscal 2006, and does not expect it to have a material impact on its financial position or results of operations.

        In December 2004, the FASB issued FAS 123 (Revised), "Share-Based Payment" ("FAS 123R") which replaces FAS 123 and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). This statement requires compensation costs relating to share-based payment transactions to be recognized in financial statements based upon the fair value of the award. FAS 123R eliminates the option to account for the cost of stock-based compensation using the intrinsic value method as allowed under APB 25. Having no publicly traded equity securities, the Company is considered a "nonpublic entity" as defined in the statement. FAS 123R is effective for nonpublic entities for fiscal years beginning after December 15, 2005. Therefore, the Company expects to adopt FAS 123R as of the beginning of its fiscal year ending December 2, 2007. The Company currently measures compensation costs related to its share-based awards under APB 25, as allowed by FAS 123, and provides pro forma disclosure in the notes to the financial statements of the effects of accounting for share-based payments under FAS 123, as required by that standard (Note 1). As the intrinsic value method of APB 25 has rarely resulted in the recognition of expense in the Company's financial statements, the Company expects the adoption of FAS 123R to have an impact on its results of operations. The Company is still in the process of evaluating the extent of such impact.

  Revenue Recognition

        The Company recognizes revenue, when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed and determinable; and collectibility is reasonably assured. The recognition criteria are generally met when title and risk of loss have transferred from the Company to the buyer, which is generally upon delivery to the customer sites or as determined by legal requirements in foreign jurisdictions. At the time revenue is recognized, the Company provides for the estimated costs of warranties and reduces revenue for estimated returns and cash discounts. The Company also records reductions to revenue for customer incentive programs offered including volume discounts, promotional allowances, slotting fees and supply agreement amortization, in accordance with Emerging Issues Task Force Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product" ("EITF 01-09"). Accordingly, $64.1 million, $50.3 million, and $51.5 million was recorded as a reduction of revenue for the years ended November 28, 2004, November 30, 2003, and December 1, 2002, respectively, associated with EITF 01-09.

  Product Delivery Costs

        The Company incurred $68.9 million, $61.9 million and $58.4 million in shipping and handling costs associated with the delivery of finished mattress products to its customers in fiscal 2004, 2003 and 2002, respectively. These costs are included in selling, general and administrative expenses in the consolidated statement of operations.

  Concentrations of Credit and Other Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, receivables, foreign currency forward contracts and interest rate swap arrangements. The Company places its cash and cash equivalents with high-quality financial institutions and limits the amount of credit exposure to any one institution.

        The Company's accounts receivable arise from sales to numerous customers in a variety of markets, and geographies around the world. Receivables arising from these sales are generally not collateralized.

The Company's customers include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. The top five customers accounted for approximately 20.2%, 18.1% and 22.0% of the Company's net sales for the years ended November 28, 2004, November 30, 2003 and December 1, 2002, respectively, and no single customer accounted for over 10.0% of the Company's net sales in any of those years. The Company performs ongoing credit evaluations of its customers' financial conditions and maintains reserves for potential credit losses. Such losses, in the aggregate, have not materially exceeded management's expectations, except in 2002 with respect to affiliate receivables.

        The counterparties to the Company's foreign currency and interest rate swap agreements are major financial institutions. The Company has never experienced non-performance by any of its counterparties.

        The Company is dependent upon a single supplier for certain key structural components of its new UniCased® Posturepedic line of mattresses. Such components are purchased under a four-year supply agreement, and are manufactured in accordance with a proprietary design exclusive to the supplier. The Company has incorporated the UniCased® method of construction into substantially all of its Sealy brand products, and has also incorporated the similar TripLCased® construction into some of the Stearns & Foster branded products as well. The Company purchases its other raw materials and certain components from a variety of vendors. The Company purchases approximately 52% of its Sealy and Stearns & Foster box spring parts from a single third-party source and manufactures the remainder of these parts. In order to reduce the risks of dependence on external supply sources and to enhance profitability, the Company has expanded its own internal component parts manufacturing capacity.

        Approximately 70% of the employees at the Company's 25 North American plants are represented by various labor unions with separate collective bargaining agreements. The Company's current collective bargaining agreements, which are typically three years in length, expire at various times beginning in fiscal 2005 through 2007. Of the employees covered by collective bargaining agreements, approximately 29% are under contracts expiring in fiscal 2005.

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures on contingent assets and liabilities at year end and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

  Reclassification

        Certain reclassifications have been made to the prior periods to conform to the 2004 presentation.

  Foreign Currency

        Subsidiaries located outside the U.S. use the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of shareholders' deficit (accumulated other comprehensive income (loss)) and are not tax-effected since they relate to investments which are permanent in nature. At November 28, 2004 and November 30, 2003, accumulated foreign currency translation adjustments were $10.5 million and $(0.9) million, respectively. Foreign currency transaction gains and losses are recognized in earnings at the time they occur. The Company recorded foreign currency transaction losses of $1.6 million, $0.9 million and $1.4 million in fiscal 2004, 2003 and 2002, respectively.

  Cash and Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

  Checks Issued In Excess of Funds on Deposit

        The amounts of checks issued in excess of funds on deposit are reclassified to the appropriate liability accounts which had been relieved at the time the checks were drawn. Accordingly, accounts payable and accrued compensation expenses include reclassifications of outstanding checks in the amounts of $9.9 million and $1.5 million at November 28, 2004, and $4.6 million and $1.9 million at November 30, 2003, respectively.

  Inventory

        The cost of inventories is determined by the "first-in, first-out" (FIFO) method, which approximates current cost. The cost of inventories includes raw materials, direct labor and manufacturing overhead costs. The Company provides inventory reserves for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors.

  Supply Agreements

        The Company from time to time enters into long-term supply agreements with its customers. Any initial cash outlay by the Company is capitalized and amortized as a reduction of sales over the life of the contract and is ratably recoverable upon contract termination. Such capitalized amounts are included in "Prepaid expenses and other current assets" and "Debt issuance costs, net, and other assets" in the Company's balance sheet.

  Property, Plant and Equipment

        Property, plant and equipment are recorded at cost reduced by accumulated depreciation. Depreciation expense is provided based on historical cost and estimated useful lives ranging from approximately twenty to forty years for buildings and building improvements and five to fifteen years for machinery and equipment. The Company generally uses the straight-line method for calculating the provision for depreciation. The Company reviews property, plant & equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets in accordance with FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Such assets which meet the criteria of FAS 144 to be reported as "assets held for sale" are shown as such in the accompanying balance sheets, and consist of land and buildings at the Company's closed manufacturing facilities which are being actively marketed for sales and which the Company expects to sell within one year.

  Deferred Debt Costs

        The Company capitalizes costs associated with the issuance of debt and amortizes them as additional interest expense over the lives of the debt. Upon the prepayment of the related debt, the Company will accelerate the recognition of an appropriate amount of the costs as interest expense. Additional interest expense arising from such prepayments was $1.2 million in 2004. The Company has the following amounts recorded in Debt issuance costs, net, and other assets:

	November 28, 2004	November 30, 2003
	(in millions)
Gross cost	$37.2	$38.5
Accumulated amortization	(4.2)	(22.3)

Net deferred debt issuance costs	$33.0	$16.2

  Royalty Income

        The Company recognizes royalty income based on sales of Sealy, Stearns and Foster, and Bassett branded product by various licensees. The Company recognized gross royalty income of $15.6 million, $13.7 million, and $12.2 million in fiscal 2004, 2003 and 2002, respectively. The Company also pays royalties to other entities for the use of their names on product produced by the Company. The Company recognized royalty expense of $1.4 million, $1.2 million and $1.0 million in fiscal 2004, 2003 and 2002, respectively.

  Income Taxes

        Income taxes are accounted for under the asset and liability method in accordance with SFAS 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized. See Note 11 for disclosure of amounts related to deferred taxes and associated valuation allowances.

  Advertising Costs

        The Company expenses all advertising costs as incurred. Advertising expenses, including cooperative advertising, for the years ended November 28, 2004, November 30, 2003 and December 1, 2002 amounted to $142.3 million, $135.2 million and $146.3 million, respectively.

  Warranties

        The Company's warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy-branded products. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The changes in the Company's accrued warranty obligations for the years ended November 28, 2004 and November 30, 2003 are as follows:

	2004	2003
	(in thousands)
Accrued warranty obligations at beginning of year	$9,135	$9,538
Warranty claims	(14,607)	(11,427)
Warranty provision	19,329	11,024

Accrued warranty obligations at end of year	$13,857	$9,135

  Research and Development

        Product development costs are charged to operations during the period incurred and are not considered material.

  Environmental Costs

        Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate, in accordance with AICPA Statement of Position 96-1, "Environmental Remediation Liabilities". Expenditures that relate to an existing condition caused by past operations and that do not provide future benefits are expensed as incurred. Liabilities are recorded when environmental assessments are made or the requirement for remedial efforts is probable, and the costs can be reasonably estimated. The timing of accruing for these remediation liabilities is generally no later than the completion of feasibility studies. The Company has an ongoing monitoring and identification process to assess how the activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown.

  Stock Options

        As permitted by FAS No. 123, "Accounting for Stock-Based Compensation", the Company continues to account for its stock option and stock incentive plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and makes no charges (except to the extent required by APB Opinion No. 25) against earnings with respect to options granted. See Note 2 regarding certain one-time stock-based compensation expenses recognized under APB Opinion No. 25 in connection with the Company's merger and recapitalization. FAS No. 123 does however require the disclosure of pro forma information regarding net income and earnings per share determined as if the Company had accounted for its stock options under the fair value method. Disclosure related to pro forma earnings under FAS No. 123 is presented below.

  Pro Forma Earnings Disclosure in Accordance with SFAS No. 148

        For purposes of this pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company recognized no compensation expense in 2003 or 2002 as all options were granted at or above the fair market value of the stock at the date of grant. Stock option expense of $45.5 million was included in recapitalization expense (see Note 2). See Note 3 for a discussion of the provisions of the Company's stock option plans and information regarding options outstanding.

	2004	2003	2002
	(in thousands)
Net income (loss)
As reported	$(38,283)	$18,269	$16,919
Add: Stock-based employee compensation expense included in reported net income (loss) net of related tax effects	27,337	787	463
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards net of related taxes	(27,454)	(958)	(1,058)

Pro forma	$(38,400)	$18,098	$16,324

        The fair value for all options granted were estimated at the date of grant or revaluation using a Black-Scholes option pricing model with the following weighted-average assumptions: the expected life for all options is seven years; the expected dividend yield for all stock is zero percent and the expected volatility of all stock is zero percent. The fair market value of the Company's stock is determined based on estimates by the Company's Board of Directors.

        The risk free interest rates utilized for the grants are as follows:

Option Grant Date	Risk Free Interest Rate
Fiscal 2002	4.07%-5.22%
Fiscal 2003	3.72%-4.36%
Fiscal 2004	4.00%-5.25%

        The weighted average fair value of grants issued in 2004 was $1.13 per share.

Note 2:    Merger and Recapitalization

        On April 6, 2004, Sealy Corporation completed a merger with affiliates of KKR whereby KKR acquired approximately 92% of Sealy Corporation's capital stock. Certain of Sealy Corporation's stockholders prior to the merger, including affiliates of Bain Capital, LLC and others (the "Rollover Stockholders"), retained approximately an 8% interest in Sealy Corporation's stock. In connection with the merger, Sealy Corporation recapitalized substantially all of its outstanding debt. The following table summarizes the estimated sources and uses of cash in connection with the recapitalization as if all amounts were funded as of the date of the recapitalization:

Sources:		Uses:
(in millions)
Available cash	$128.8	Purchase outstanding equity	$740.5
Settlement of MFI Note	13.6	Repayment of existing debt and
Senior secured term loan facility	560.0	accrued interest	751.1
Senior unsecured term loan	100.0	Redemption of existing stock options	21.0
Senior subordinated notes	390.0	Fees, expenses and other
Equity contribution	436.1	transaction costs	115.9

Total sources	$1,628.5	Total uses	$1,628.5

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

        The Company entered into new senior credit facilities consisting of a $125 million senior secured revolving credit facility with a six-year maturity and a $560 million senior secured term loan facility with an eight-year maturity. In addition, the Company borrowed $100 million under a senior unsecured term loan due in nine years. The Company also issued $390 million aggregate principal amount of new Senior Subordinated Notes due in 2014. See Note 6 for a full description of the terms and conditions of the aforementioned debt incurred in the recapitalization. The Company incurred approximately $36.4 million of costs associated with establishing the new senior credit facilities and the senior unsecured term loan and the issuance of the new Senior Subordinated Notes. Such costs are included in the above total amount for estimated fees, expenses and other costs and will be amortized as interest expense over the term of the respective debt.

        All stock options to purchase Sealy Corporation's common stock outstanding immediately prior to the merger, whether or not vested, other than certain options held by members of management that those members elected to rollover (the "Rollover Options") were cancelled and converted into a right to receive cash consideration upon the completion of the merger. Accordingly, the Company paid approximately $21.0 million to settle the options which were not rolled over, resulting in a charge to expense during the year ended November 28, 2004. The Rollover Options, which had intrinsic value of approximately $24.6 million upon the completion of the merger, now have an expiration date which was extended beyond that of the previously existing options, resulting in a new measurement date. Consequently, a non-cash charge to expense of $24.6 million was recorded during the year ended November 28, 2004.

        The Company incurred approximately $78.2 million of other cash costs primarily associated with debt breakage costs, merger advisory fees, management retention bonuses and other costs, of which $70.6 million was charged to expense during the year, with the remaining $7.6 million of direct costs related to the repurchase of shares charged against additonal paid-in capital. The Company also incurred non-cash charges of approximately $11.8 million primarily related to the write-off of previous debt issuance costs, and various other non-cash charges of approximately $5.1 million related to the recapitalization. Included in the amounts disclosed above are losses associated with the extinguishment of the previously existing debt totaling $32.2 million.

Note 3:    Stock Based Compensation

        All stock options described below relate to options to purchase equity shares of Sealy Corporation, the parent company of Sealy Mattress Corporation. Such options are disclosed herein because they are used as compensation for employees of Sealy Mattress Corporation and its subsidiaries, thus requiring expense associated with such options to be recognized by Sealy Mattress Corporation.

  1998 Plan

        Sealy Corporation's Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan") and reserved 5,000,000 shares of Class A Common Stock of Sealy Corporation for issuance. Options under the 1998 Plan were granted as Nonqualified Stock Options subject to the provisions of Section 83 of the Internal Revenue Code. The options vested either 20% on the first through fifth anniversary of the grant or 40% upon the second anniversary, and 20% on the third, fourth and fifth anniversary dates of the grant. On April 6, 2004, all outstanding options under the 1998 Plan, whether or not vested, other than certain options held by members of management that those members elected to rollover (the "Rollover Options"), were canceled and converted into a right to receive cash consideration upon the completion of the Merger. The Rollover Options, which have an aggregate initial intrinsic value of $24.6 million, represent options to purchase Class A common stock in Sealy Corporation and are fully vested. The expiration dates of the existing options converted to Rollover Options were uniformly extended to ten years from the date of the merger, thus resulting in a new measurement date and recognition of expense for the intrinsic value. Recapitalization expense in the accompanying Statement of Operations includes $21.0 million to settle options not rolled over and $24.6 million for the intrinsic value of the Rollover Options.

  2004 Plan

        Sealy Corporation's Board of Directors has adopted the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaries ("2004 Plan") that provides for the grant of cash and cashless exercise stock options, stock appreciation rights and/or dividend equivalent rights to management and other key employees on terms and subject to conditions as established by the Human Resources Committee of Sealy Corporation's Board of Directors or certain of the committee's designees. Twenty million shares of Sealy Corporation's Class A common stock are available for grants under the plan. Options under the 2004 Plan are granted in part as "time options," which vest and become exercisable ratably on a monthly basis over the first five years following the date of grant, and granted in part as "performance options," which vest and become exercisable over the five fiscal years through fiscal year 2008 upon the achievement of certain EBITDA performance targets, and in any event by the eighth anniversary of the date of grant. As of November 28, 2004, approximately 4.9 million time options and 7.1 million performance options were issued and outstanding. The Company has met its EBITDA performance target as of November 28, 2004, thus the 2004 portion of the performance options became vested (approximately 20% of the total outstanding performance options vested as of November 28, 2004).

  Put Obligations

        Concurrent with the merger in 2004, three officers of the Company were given options to sell their shares of stock in Sealy Corporation back to the Company upon their retirement. The sales price per share is based on a formula which takes into account changes in the equity of Sealy Corporation since the merger and recapitalization, including, among other things, consolidated net income, additional capital contributions, and capital distributions. The Company recognized an initial put obligation concurrent with the recapitalization of approximately $2.5 million to recognize the resulting obligation to repurchase

Rollover Shares held by these officers. A subsequent decline in the sales price per share, resulting from the fact that a Sealy Corporation dividend distribution (see Note 19) exceeded consolidated net income since the merger and recapitalization, resulted in a credit to earnings of $0.1 million in 2004 included in selling, general and administrative expense. At November 28, 2004, the put obligation of $2.4 million, recorded in other noncurrent liabilities, included both Rollover Options and the vested portion of new options granted to these employees under the 2004 Plan.

        At November 30, 2003, other noncurrent liabilities included an obligation to repurchase certain Sealy Corporation equity securities held by a former officer at the estimated fair market value subject to a maximum and minimum share value stated in the officer's agreement. A charge to earnings of $1.3 million and $0.8 million in fiscal 2003 and 2002, respectively, resulted from adjustments to revalue this obligation to reflect increases in the fair market value of the securities. The obligation reached its maximum value per share in 2003, therefore no expense was recorded in 2004 associated with this obligation. This obligation was subsequently discharged in connection with the recapitalization on April 6, 2004.

        A summary of the status and changes of shares subject to options and the related average price per share is as follows (the option price equalled the stock price at the grant date for all options):

	Shares Subject to Options	Average Option Price Per Share
Outstanding December 2, 2001 (6,499,112 options exercisable)	13,597,764	$0.99
Granted	3,445,951	1.25
Exercised	(1,487,239)	0.29
Canceled	(2,912,662)	0.60

Outstanding December 1, 2002 (5,391,847 options exercisable)	12,643,814	1.23
Granted	1,196,147	1.43
Exercised	(846,855)	0.23
Canceled	(505,700)	2.20

Outstanding November 30, 2003 (6,688,575 options exercisable)	12,487,406	1.27
Exercised prior to recapitalization	(518,911)	0.63
Exercised and cashed out in connection with recapitalization	(5,649,935)	1.11
Granted subsequent to recapitalization	11,973,088	4.39
Exercised subsequent to recapitalization	—	—
Canceled	—	—

Outstanding November 28, 2004 (8,333,632 options exercisable)	18,291,648	$3.26

        For various price ranges, weighted average characteristics of outstanding stock options at November 28, 2004 were as follows:

	Outstanding Options			Exercisable Options
Range of Exercise prices	Shares	Remaining Life (Years)	Weighted Average Price	Shares	Weighted Average Price
$0.00-$1.00	2,557,534	9.4	$0.33	2,557,534	$0.33
$1.00-$2.00	2,960,120	9.4	1.42	2,960,120	1.42
$2.00-$3.00	759,973	9.4	2.43	759,973	2.43
$3.00-$3.44	40,933	9.4	3.44	40,933	3.44
$4.39	11,973,088	9.7	4.39	2,015,072	4.39

Note 4:    Inventories

        The components of inventory as of November 28, 2004 and November 30, 2003 were as follows:

	2004	2003
	(in thousands)
Raw materials	$27,269	$26,575
Work in process	16,626	14,699
Finished goods	8,028	8,139

	$51,923	$49,413

Note 5:    Goodwill and Other Intangible Assets

        The Company adopted the remaining provisions of FAS 142 "Goodwill and Other Intangible Assets" effective at the beginning of fiscal 2002. In accordance with FAS 142, the Company reviews the carrying amounts of goodwill and certain other intangibles for impairment at least annually, or when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. Except for specific write-offs of goodwill associated with business closures, the Company has not recorded any impairment charges during fiscal 2004, 2003 or 2002.

        The changes in the carrying amount of goodwill for the years ended November 28, 2004 and November 30, 2003 are as follows:

	2004	2003
	(in thousands)
Balance at beginning of year	$381,891	$374,946
Goodwill reduced due to business closure (See Note 17)	—	(1,600)
Increase due to foreign currency translation	5,617	8,545

Balance at end of year	$387,508	$381,891

        Other intangibles as of November 28, 2004 and November 30, 2003 consisted of the following:

	2004	2003
	(in thousands)
Acquired licenses	$8,021	$7,530
Less accumulated amortization	(4,658)	(3,181)

Acquired licenses—net	3,363	4,349
Intangible pension asset for unamortized prior service costs (Note 12)	1,192	1,015

Total other intangibles	$4,555	$5,364

        Acquired licenses are amortized on the straight-line method over periods ranging from 5 to 15 years.

Note 6:    Long-Term Obligations

        Long-term debt as of November 28, 2004 and November 30, 2003 consisted of the following:

	November 28, 2004	November 30, 2003
	(in thousands)
Senior Revolving Credit Facility	$5,000	$—
Senior Secured Term Loan	470,000
Senior Unsecured Term Loan	100,000	—
Senior Subordinated Notes	390,000	—
Senior AXELs Credit Agreement	—	259,139
Senior Subordinated Notes (net of premium of $2,816)	—	302,816
Senior Subordinated Discount Notes	—	128,000
Junior Subordinated Notes	—	49,989
Other	9,337	7,309

	974,337	747,253
Less current portion	8,542	47,623

	$965,795	$699,630

        In connection with the Recapitalization, the Company entered into new senior credit facilities consisting of a $125 million senior secured revolving credit facility with a six-year maturity and a $560 million senior secured term loan facility with an eight-year maturity. The Company also borrowed $100 million under a senior unsecured term loan, due in 2013, and issued $390 million aggregate principal amount of new Senior Subordinated Notes due in 2014.

        As of November 28, 2004, there was $470 million outstanding under the senior secured term loan due in 2012 and $5 million outstanding under the $125 million revolving credit facility due in 2010. At November 28, 2004, the Company had approximately $91.9 million available under the revolving credit facility after taking into account letters of credit issued totaling $28.1 million. The Company will be permitted to incur up to an additional $100.0 million of senior secured term debt at the option of participating lenders, so long as no default or event of default under the new senior secured credit facilities has occurred or would occur after giving effect to such incurrence and certain other conditions are satisfied. The senior secured credit facilities are guaranteed by all of the Company's current and future domestic subsidiaries and are secured by substantially all of the assets of the Company and its current and future domestic subsidiaries by a first priority pledge of 100% of the capital stock of Sealy Mattress Company (the issuer of the debt and a wholly owned subsidiary of the Company through which all other subsidiaries are controlled), 100% of the capital stock of all other domestic subsidiaries, and a security interest in 65% of the capital stock of each direct foreign subsidiary of Sealy Mattress Company. The Company's ultimate parent, Sealy Corporation, is not a guarantor of these credit facilities. The senior credit facilities are governed by the Senior Credit Agreement which imposes certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. The Senior Credit Agreement also calls for the Company to maintain a maximum net leverage ratio and a minimum interest coverage ratio and imposes limitations on capital expenditures.

        Borrowings under the Company's new senior secured credit facilities bear interest at the Company's choice of the Eurodollar rate or adjusted base rate ("ABR"), in each case, plus an applicable margin (1.00% on the revolving credit facility and 2.25% on the term loan facility as of November 28, 2004), subject to adjustment based on a pricing grid. On August 6, 2004, the Company amended the senior secured credit facility to reduce the applicable margin by 25 basis points. On June 3, 2004, the Company entered into an interest rate swap agreement effective July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of the outstanding balance under the senior secured term loan through November 2005, declining to $150 million through November 2007 (see also Note 9). To retain the designation of this swap as a hedging instrument, the Company must select the Eurodollar rate on the hedged portion of the senior secured term loan during the term of the swap. The term loan facility initially provided for quarterly principal payments of approximately $1.4 million, however as of November 28, 2004, the Company had repaid $90 million of the term debt, effectively pre-paying all principal payments due prior to the final maturity of the debt in 2012. The Company may also be required to make prepayments equal to 50% of excess cash flow, as defined in the Senior Credit Agreement, as well as 100% of certain asset sales by or proceeds from debt issuances of the Company or its subsidiaries. No Excess cash flow payment was required for 2004.

        The $100 million senior unsecured term loan, governed by the Senior Unsecured Credit Agreement, will mature in 2013 and bears interest at the Company's choice of the Eurodollar rate or ABR, plus an applicable margin (4.50% as of November 28, 2004), subject to adjustment based on a pricing grid. All principal amounts outstanding under the senior unsecured term loan are to be repaid at maturity. The senior unsecured term loan is guaranteed by all of the Company's current and future domestic subsidiaries. The Company's ultimate parent, Sealy Corporation, is not a guarantor of this facility. The Senior Unsecured Credit Agreement imposes certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or it subsidiaries. The Senior Unsecured Credit Agreement calls for the Company to offer prepayment of the loan at a price equal to 101% of the outstanding principal amount in the event of a change in control as defined in the agreement. The Senior Unsecured Credit Agreement also allows for the voluntary prepayment of the unsecured term loan at a premium (principal plus premium expressed as percentages of principal amount) if redeemed during the twelve-month period beginning on April 6 of each of the years indicated below:

Year	Percentage of Principal Amount
2004	103.0%
2005	102.0%
2006	101.0%
2007 and thereafter	100.0%

        The outstanding Senior Subordinated Notes consist of $390 million aggregate principal amount maturing June 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004. On September 29, 2004, the Company completed an exchange offer whereby all of the Senior Subordinated Notes were exchanged for publicly traded, registered securities with identical terms (other than certain terms relating to registration rights and certain interest rate provisions otherwise applicable to the original senior subordinated notes). The Senior Subordinated Notes rank junior to all of the Company's existing and future senior indebtedness and secured indebtedness, including any borrowings under the senior secured credit facilities and the senior unsecured term loan. The Senior Subordinated Notes are guaranteed by all of the Company's domestic subsidiaries, but are not guaranteed by the Company's ultimate parent, Sealy Corporation. The Senior Subordinated Notes are governed by an indenture which imposes certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. The indenture calls for the Company to offer prepayment of the notes at a price equal to 101% of the outstanding principal amount in the event of a change in control as defined in the indenture. After June 15, 2009, the Senior Subordinated Notes are subject to redemption at 30 to 60 days' notice at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon and Special Interest, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on June 15 of each of the years indicated below:

Year	Percentage of Principal Amount
2009	104.125%
2010	102.750%
2011	101.375%
2012 and thereafter	100.000%

        At November 28, 2004, the company was in compliance with the covenants contained within its senior credit agreements and note indenture.

        In connection with the Recapitalization, all outstanding amounts under the existing Senior AXELs Credit Agreement ($259.1 million outstanding at November 30, 2003) were repaid. On April 6, 2004, the Company closed tender offers with respect to the outstanding $300 million aggregate principal amount of the 9.875% Senior Subordinated Notes ($302.8 million, including premium of $2.8 million, outstanding at November 30, 2003) and the outstanding $128 million aggregate principal amount of 10.875% Senior

Subordinated Discount Notes ($128 million outstanding at November 30, 2003) for cash in amounts equal to 103.542% and 103.875% of the principal amounts, respectively. Approximately 91% and 99% of the 9.875% Senior Subordinated Notes and 10.875% Senior Subordinated Discount Notes were tendered, respectively, and the remaining amount was called and paid by the Company on May 6, 2004 for approximately $31.2 million including approximately $1.1 million of accrued interest and prepayment premiums of approximately $1.0 million. The Company also repaid the $50 million outstanding balance ($50.0 million outstanding at November 30, 2003) of its existing 10% Junior Subordinated Notes.

        The Company's net weighted average borrowing cost was 7.6% and 9.1% for Fiscal 2004 and 2003, respectively.

        At November 28, 2004, the annual scheduled maturities of the principal amounts of long-term obligations were (in thousands, and excluding future mandatory prepayments which may be required as discussed above):

2005	$8,542
2006	410
2007	284
2008	40
2009	41
Thereafter	965,020

Note 7:    Commitments

  Leases

        The Company leases certain operating facilities, offices and equipment. The following is a schedule of future minimum annual lease commitments at November 28, 2004.

Fiscal Year	Commitments Under Operating Leases
(in thousands)
2005	$9,222
2006	8,213
2007	7,292
2008	5,136
2009	3,763
Thereafter	14,608

$48,234

        Rental expense charged to operations is as follows:

	Year Ended Nov. 28, 2004	Year Ended Nov. 30, 2003	Year Ended Dec. 1, 2002
	(in thousands)
Minimum rentals	$15,381	$13,766	$13,790
Contingent rentals (based upon delivery equipment mileage)	2,744	2,502	2,686

	$18,125	$16,268	$16,476

        The Company has the option to renew certain plant operating leases, with the longest renewal period extending through 2033. Most of the operating leases provide for increased rent through increases in general price levels.

  Purchase Agreement

        The Company has entered into a four-year supply agreement with a manufacturer to purchase key component parts for its "UniCased® Construction" mattresses. The agreement calls for the Company to meet minimum cumulative purchase targets at the end of each year of the agreement totaling $70.0 million over the entire life of the agreement. To the extent that the Company has exceeded the cumulative target as of the beginning of a year, the commitment for that year is reduced. For the year ended November 28, 2004, the Company exceeded its cumulative minimum purchase requirement of $30.0 million by $17.8 million, thus reducing its minimum obligation for 2005. Based on the cumulative minimum targets, the Company's future minimum purchases under the agreement are $2.2 million for 2005 and $20.0 million in 2006.

Note 8:    Fair Value of Financial Instruments

        Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The carrying amounts of long-term debt under the senior secured credit facilities and the senior unsecured term loan approximate fair value because the interest rate adjusts to market interest rates. The fair value of long-term debt under the Senior Subordinated Notes, based on a quoted market price, was $415.9 million at November 28, 2004.

Note 9:    Hedging Strategy

        In 2000, the Company entered into an interest rate swap agreement that effectively converted $236 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, $12.9 million previously recorded in accumulated other comprehensive loss as of the date of dedesignation was being amortized into interest expense. Due to the retirement of the existing debt in connection with the recapitalization, the remaining $4.7 million previously recorded in accumulated other comprehensive loss was charged to recapitalization expense (see Note 2). Prior to the recapitalization, $0.9 million was amortized into interest expense. For the fiscal years ended November 30, 2003 and December 1, 2002, $3.3 million and $2.0 million, respectively, was amortized into interest expense. Prior to June 3, 2002, the changes in the fair market value of the interest rate swap were recorded in accumulated other comprehensive income (loss). Subsequent to June 3, 2002, changes in the fair market value of the interest rate swap are recorded in interest expense. For the fiscal years ended November 28, 2004, November 30, 2003 and December 1, 2002, $0.9 million, $5.4 million and $15.0 million, respectively, was recorded as net interest expense as a result of the cash requirements of the swap net of the non-cash interest associated with the change in its fair market value. At November 28, 2004 and November 30, 2003, the fair value carrying amounts of this instrument were net obligations of $6.4 million and $14.9 million, respectively, which is recorded as follows:

	November 28, 2004	November 30, 2003
	(in millions)
Accrued interest	$1.2	$2.2
Other accrued expenses	3.0	6.5
Other noncurrent liabilities	2.2	6.2

	$6.4	$14.9

        During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $236 million of debt previously converted to fixed rate debt through December 2006. This interest rate swap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. For fiscal years ended November 29, 2004, November 30, 2003 and December 1, 2002, $0.8 million, $5.2 million and $10.4 million, respectively, was recorded as a reduction of net interest expense as a result of the cash interest received on the swap net of the non-cash interest associated with the change in its fair market value. At November 28, 2004 and November 30, 2003, the fair value carrying amount of this instrument was $2.2 million and $6.8 million, respectively, with $1.8 million and $5.1 million recorded in prepaid expenses and other current assets, and $0.3 million and $1.7 million recorded in noncurrent assets.

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

        In June 2004, the Company entered into an additional swap agreement that has the effect of converting $200 million of the floating-rate debt under the Company's new senior credit facilities to a fixed-rate basis, declining to $150 million through November 2007. The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. Accordingly, the effective portion of changes in the market value of the swap will be recorded in other comprehensive income (loss). As of November 28, 2004 $1.7 million was recorded in interest expense. At November 28, 2004, the fair value carrying amount of the instrument was $2.0 million which is recorded as follows:

November 28, 2004
(In millions)
Accrued interest	$1.0
Other accrued expenses	1.4
Long term receivable	(0.4)

$2.0

        At November 28, 2004 and November 30, 2003, accumulated other comprehensive income (loss) associated with the interest rate swaps was ($0.6) million and $(5.6) million, respectively.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and option contracts. At November 28, 2004, the Company had forward contracts to sell a total of 32.5 million Canadian dollars with expiration dates ranging from December 8, 2004 through November 1, 2005. At November 28, 2004, the fair value of the Company's net obligation under the forward contracts was a liability of $3.1 million.

Note 10:    Other (Income) Expense, Net

        Other (income) expense, net includes interest income of $0.9 million, $1.6 million and $2.2 million for the years ended November 28, 2004, November 30, 2003, and December 1, 2002, respectively.

        Other (income) expense, net in the year ended November 30, 2003 also includes a $2.0 million write-off of previously deferred derivative losses recorded in accumulated other comprehensive loss and $0.5 million of deferred debt costs associated with the early extinguishment of debt in May 2003. See also Note 9.

        Other (income) expense, net for the year ended December 1, 2002 also includes the Company's equity in the net loss of Malachi Mattress America, Inc. ("Malachi") of $5.6 million. The Company disposed of its interest in Malachi, a domestic mattress retailer, in October of 2002.

        Other (income) expense, net for the year ended December 1, 2002 also includes $(0.3) for minority interest formerly associated with the Argentina operations.

Note 11:    Income Taxes

        The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Income tax expense (benefit) consists of:

	Year ended Nov. 28, 2004	Year ended Nov. 30, 2003	Year ended Dec. 1, 2002
	(in thousands)
Current:
Federal	$(1,896)	$10,743	$2,743
State and local	259	1,097	433
Foreign	9,319	7,074	6,195

	7,682	18,914	9,371
Deferred:
Federal	(16,669)	(1,546)	(2,014)
State and local	(921)	(226)	(288)
Foreign	1,359	1,054	163

	(16,231)	(718)	(2,139)

Total tax expense	$(8,549)	$18,196	$7,232

        Income before taxes from foreign operations amounted to $10.1 million, $11.8 million, and $13.4 million for the years ended November 28, 2004, November 30, 2003, and December 1, 2002, respectively.

        The differences between the actual tax expense and tax expense computed at the statutory U.S. Federal tax rate are explained as follows:

	Year ended Nov. 28, 2004	Year ended Nov. 30, 2003	Year ended Dec. 1, 2002
Income tax expense (benefit) computed at statutory U.S. Federal income tax rate	$(16,391)	$12,762	$8,453
State and local income taxes, net of federal tax benefit	(3,027)	595	(1)
Foreign tax rate differential	5,420	283	1,946
Adjustment of estimated loss carryforward previously reserved	—	—	584
Change in valuation allowance on deferred tax assets	5,856	3,822	(5,258)
Effect of non deductible meals and entertainment	556	461	494
Other items, net	(963)	273	1,014

Total income tax expense	$(8,549)	$18,196	$7,232

        Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The Company's total deferred tax assets and liabilities and their significant components are as follows:

	2004		2003
	Current Asset (Liability)	Noncurrent Asset (Liability	Current Asset (Liability)	Noncurrent Asset (Liability)
	(in thousands)
Accrued salaries and benefits	$9,532	$13,150	$5,567	$4,047
Allowance for doubtful accounts	2,531	—	6,423	3,208
Plant shutdown, idle facilities, and environmental costs	33	1,408	850	969
Tax credit and loss carryforward benefit	11,896	16,512	4,063	9,411
Accrued warranty reserve	4,007	746	3,434	—
Other accrued reserves	1,361	—	1,630	—
Book versus tax differences related to property, plant, and equipment	(1,480)	(25,490)	(354)	(25,054)
Book versus tax differences related to intangible assets	1,290	(8,663)	1,304	(6,932)
All other	4,920	1,072	2,635	1,099

	34,090	(1,265)	25,552	(13,252)

Valuation allowance	(10,192)	(9,570)	(5,046)	(8,861)

	$23,898	$(10,835)	$20,506	$(22,113)

        The Company has a valuation allowance against certain deferred tax assets of $19.8 million and $13.9 at November 28, 2004 and November 30, 2003, primarily reflecting uncertainties regarding utilization of loss carryforward benefits.

        At November 28, 2004, the Company had unused federal and state net operating loss and tax credit benefits of $15.8 million generally expiring from 2005 through 2024. There is a valuation allowance against these benefits in the amount of $5.6 million which represents the portion that the company, at this time, expects to expire unused.

        A provision has not been made for U.S. or foreign taxes on undistributed earnings of foreign subsidiaries permanently invested outside the United States. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate the earnings. The Company is currently studying the impact of the one-time favorable foreign dividend provisions enacted on October 22, 2004, as part of the American Jobs Creation Act of 2004, and may decide to repatriate earnings of some of its foreign subsidiaries during the coming fiscal year if it qualifies for certain favorable foreign withholding rates. The Company has not completed the evaluation of the range of amounts that may be repatriated and the related income tax effects. Management believes this evaluation will be completed by the end of the third quarter of 2005.

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite management's belief that the Company's tax return positions are fully supportable, the Company may establish and has established reserves when it believes that certain tax positions are likely to be challenged and it may not fully prevail in overcoming these challenges. The Company may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, its tax advisors, or resolution of issues in the courts. The Company's tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest. Because the Company is not currently undergoing examinations of any of its corporate income tax returns by tax authorities, management believes that it is unlikely that an audit could be initiated which would result in assessment and payment of taxes related to these positions during 2005. Therefore, the reserves for these positions are classified as noncurrent in the balance sheet.

Note 12:    Retirement Plans

        Substantially all employees are covered by defined contribution profit sharing plans, where specific amounts (as annually established by the Company's board of directors) are set aside in trust for retirement benefits. Profit sharing expense was $7.2 million, $6.4 million, and $5.8 million for the years ended November 28, 2004, November 30, 2003, and December 1, 2002, respectively.

        Hourly employees working at twelve of the Company's domestic manufacturing facilities are covered by union-sponsored retirement plans. The Company's pension cost associated with these plans consists of periodic contributions to these plans based upon employee participation. The Company recognized expense for such contributions of $4.6 million, $4.3 million, and $3.9 million for the years ended November 28, 2004, November 30, 2003, and December 1, 2002, respectively.

        The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at five of its active plants and seven previously closed facilities. The plan provides retirement and survivorship benefits based on the employees' credited years of service. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. Pension plan assets consist of investments in various publicly traded stock, bond and money market mutual funds. The Company records a minimum liability equal to the excess of the accumulated benefit obligation over the fair value of plan assets. Changes in the minimum liability in excess of pension costs recognized in earnings are charged to other comprehensive income, net of related deferred taxes. Because future compensation levels are not a factor in the plan's benefit formula, the accumulated benefit obligation is approximately equal to the projected benefit obligation as reported below. Summarized information for the plan follows:

	2004	2003
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$11,034	$9,486
Service cost	554	422
Interest cost	681	610
Plan changes	336	329
Actuarial (gains)/losses	678	516
Benefits paid	(374)	(329)
Expenses paid	(104)	—

Projected benefit obligation at end of year	$12,805	$11,034

Change in Plan Assets:
Fair value of plan assets at beginning of year	$6,492	$5,396
Actual return on assets	581	859
Employer contribution	2,182	566
Benefits paid	(374)	(329)
Expenses paid	(104)	—

Fair value of plan assets at end of year	$8,777	$6,492

Funded Status of Plan:
Funded status	$(4,028)	$(4,542)
Unrecognized actuarial (gain)/loss	3,611	3,082
Unrecognized transition (asset)/obligation	(350)	(437)
Unrecognized prior service cost	1,192	1,015

Net amount recognized as of fiscal year end	$425	$(882)

	2004	2003
Amounts Recognized in the Consolidated Balance Sheets:
Accrued benefit liability	$(3,852)	$(4,542)
Intangible asset	1,192	1,015
Accumulated other comprehensive income	3,085	2,645

Net amount recognized as of fiscal year end	$425	$(882)

Accumulated Benefit Obligation and Fair Value of Assets:
Accumulated benefit obligation	$(12,629)	$(11,034)
Projected benefit obligation	$(12,805)	$(11,034)
Fair value of assets	8,777	6,492

Unfunded Projected Benefit Obligation	$(4,028)	$(4,542)

	2004 Target	2004 Actual	2003 Actual
Allocation of plan assets:
Equity securities	60.00%	61.56%	60.78%
Debt securities	40.00%	37.96%	38.83%
Other	0.00%	0.48%	0.39%

Total plan assets	100.00%	100.00%	100.00%

	2004	2003	2002
Components of Net Periodic Pension Cost:
Service cost	$554	$422	$390
Interest cost	681	610	553
Expected return on assets	(616)	(444)	(506)
Amortization of unrecognized net loss	184	226	70
Amortization of unrecognized transition asset	(87)	(87)	(87)
Amortization of unrecognized prior service cost	159	128	121

Net periodic pension cost	$875	$855	$541

	2004	2003	2002
Weighted-average assumptions used to determine net periodic benefit cost:
Settlement (discount) rate	6.25%	6.50%	7.00%
Expected long-term return on plan assets	8.50%	8.50%	8.50%
Weighted average rate of increase in future compensation levels	N/A	N/A	N/A
Estimated Future Benefit Payments:
Fiscal 2005	$254
Fiscal 2006	282
Fiscal 2007	316
Fiscal 2008	375
Fiscal 2009	406
Fiscal 2010-2014	2,864
Employer Contributions Expected to be Paid in Fiscal 2005	$1,030

Note 13:    Summary of Interim Financial Information (Unaudited)

        Quarterly financial data for the years ended November 28, 2004 and November 30, 2003, is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except for share data)
2004:
Net sales	$318,198	$316,554	$357,263	$322,005
Gross profit	134,597	136,617	163,318	139,379
Net income (loss)	11,261	(82,158)	20,392	12,222
2003:
Net sales	$288,311	$269,776	$324,941	$306,832
Gross profit	122,956	107,826	135,974	127,997
Net income (loss)	9,093	(1,018)	8,697	1,497

        The net loss for the second quarter of 2004 includes the effects of the recapitalization.

Note 14:    Business Acquisitions

        During the first quarter of 2002, the Company took control of a retail mattress company in which it had previously made investments in the form of a supply agreement and additional equity. This investment provided the Company an opportunity to determine whether the entity would be a viable distribution source for the Company's products. It is not the Company's strategy to own or control retail operations. Based on management's assessment, evaluation and consideration of alternative business strategies of the Company, it was determined that the acquired entity did not represent a valid business strategy and ceased its operations in May 2002. The Company recorded a non-cash charge of $5.8 million associated with this shut-down of the business representing a write-off of previously recorded goodwill of $5.3 million and a write-down of other assets to their estimated liquidation value. See note 17 regarding other plant/business closure and restructuring charges.

        Due to the immateriality of the acquisitions to the Company's balance sheet and statement of operations, no pro forma disclosures are considered necessary.

Note 15:    Contingencies

        The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval, and has concluded a pilot test of the groundwater remediation system. The Company has received approval from the New Jersey Department of Environmental Protection of a remediation plan for the sediment in Oakeys Brook adjoining the site, which the Company expects to start in 2005. The Company is also monitoring ground water at the site. The Company has recorded a reserve for $2.5 million ($3.1 million prior to discounting at 4.75%) associated with this remediation project, and it is reasonably possible that up to an additional $0.3 million may be incurred to complete the project.

        The Company is also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Environmental Protection approval of the remediation plan. The Company has completed essentially all soil remediation under the remediation plan and is currently monitoring groundwater at the site. The Company has identified cadmium in the ground water at the site and intends to address that during 2005. The Company has recorded a reserve of approximately $0.5 million associated with the additional work and ongoing monitoring. The Company believes the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility.

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

        The state of California adopted new flame retardant regulations related to manufactured mattresses and box springs which became effective January 1, 2005. The Company believes that it is in full compliance with those regulations. The Company does not expect the impact of those regulations to be significant to the Company's results of operations or financial position.

        In 2000, Montgomery Ward, a customer of Sealy, declared bankruptcy and filed for protection under Chapter 7 of the U.S. Bankruptcy Code. In 2003, the bankruptcy trustee filed a claim of $3.7 million associated with certain alleged preferential payments by Montgomery Ward to Sealy. In December of 2004 the Company reached a settlement of this matter with the bankruptcy trustee for $0.2 million and is awaiting approval of this settlement from the bankruptcy court.

Note 16:    Segment Information

        The Company has determined that it has two operating segments, domestic and international, that qualify for aggregation as prescribed in SFAS 131. Accordingly the Company has one reportable industry segment, the manufacture and marketing of conventional bedding. During fiscal 2004, 2003 and 2002, no one customer represented 10% or more of total net sales. Sales outside the United States were $277.8 million, $239.1 million and $216.8 million for fiscal 2004, 2003 and 2002, respectively. Additionally, long-lived assets (principally property, plant and equipment) outside the United States were $53.5 million and $49.7 million as of November 28, 2004 and November 30, 2003, respectively.

  Geographic distribution of sales:

	2004		2003		2002
	in millions
US Domestic	$1,036.2	78.9%	$950.8	79.9%	$972.5	81.7%
International:
Canada	114.5	8.7	92.0	7.7	84.1	7.1
Europe	100.5	7.6	88.1	7.4	78.1	6.6
Mexico	21.0	1.6	23.9	2.0	31.6	2.7
Other International Locations	41.8	3.2	35.1	3.0	22.9	1.9

Total International	277.8	21.1	$239.1	20.1%	$216.7	18.3%

Total Company	$1,314.0	100.0%	$1,189.9	100.0%	$1,189.2	100.0%

Note 17:    Plant/Business Closings and Restructuring Charges

        On May 1, 2004, the Company closed its manufacturing facility at Randolph, Massachusetts. Accordingly, the Company incurred restructuring charges of approximately $0.6 million during the fiscal year ended November 28, 2004 primarily associated with severance and retention costs. The Company also incurred additional period costs during the year as the business was primarily shifted to the new Albany facility.

        Due to continued weak performance and the fact that it is not the Company's strategy to own or control retail operations in North America, the Company committed to a plan in the fourth quarter of 2003 to dispose of its wholly-owned retail subsidiary by sale or liquidation in early 2004. Accordingly, the Company recognized an impairment charge of $1.8 million during the fourth quarter of 2003, which included the write-off of $1.6 million of goodwill on the books of the subsidiary plus impairment charges for leasehold improvements likely to be abandoned. The subsidiary was sold in May of 2004, with no additional losses recorded. Following the disposal of this subsidiary, the Company no longer has a direct interest in any domestic mattress retailer.

        During 2002, the Company shutdown its Lake Wales and Taylor facilities. The Company recorded a $2.5 million charge associated with the Lake Wales shutdown to writedown the land, building and equipment to its estimated fair market value and is actively pursuing the sale of this facility. The Company also recorded a $0.3 million charge primarily for severance associated with the shutdown of the Taylor plant, a leased facility.

        See note 14 regarding a $5.8 million charge in 2002 due to the closure of a retail subsidiary.

Note 18:    Related Party Transactions

        The Company previously contributed cash and other assets to Mattress Holdings International LLC ("MHI"), a company which was controlled by the Company's previous largest stockholder, Bain Capital, LLC ("Bain"), in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers. The equity ownership of MHI was transferred from Bain to the Company in November 2002. In 1999, MHI indirectly through a Bain controlled holding company acquired a minority interest in Mattress Holdings Corporation

("MHC"). MHC owns an interest in Mattress Discounters Corporation ("Mattress Discounters"), a domestic mattress retailer. In addition, MHC sold all of its equity interest in an international retailer on April 15, 2003. This international retailer had been an affiliate of the Company since MHC's acquisition in 2000.

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

        The following table provides sales to affiliates for the years ended November 28, 2004, November 30, 2003 and December 1, 2002:

	Year ended November 28, 2004	Year ended November 30, 2003	Year Ended December 1, 2002
	($'s in million)
Mattress Discounters Corporation(1)	$7.0	$28.0	$71.6
Malachi Mattress America, Inc.(2)	$—	$—	$58.7
International retailer	$—	$4.0	$13.2

(1)
Through April 6, 2004

(2)
Malachi Mattress America, Inc. was not an affiliate for any part of 2004 and 2003

        The Company believes that the terms on which mattresses were supplied to these affiliates were not materially different than those that might reasonably be obtained in a comparable transaction on an arm's length basis from a person that is not an affiliate or related party.

        Included in fees, expenses and other transaction costs as shown in Note 2 are approximately $31.8 million of merger and acquisition advisory fees paid to KKR and Bain Capital, LLC. During the fiscal year November 28, 2004, the Company paid management fees of $1.4 million to KKR. Also during the year ended November 28, 2004, the Company incurred $2.0 million for consulting services provided by

Capstone Consulting LLC, the chief executive officer of which is on the Company's board of directors. During the fiscal year ended November 28, 2004, the Company paid $0.5 million to Bain Capital, LLC for management fees.

Note 19:    Parent Company Financing

        On July 16, 2004, Sealy Corporation, the 100% owner of the Company, issued $75.0 million aggregate principal amount of senior subordinated pay-in-kind (PIK) notes (the "PIK Notes") and $47.5 million of Sealy Corporation common stock to certain institutional investors and others in transactions exempt from registration under the Securities Act of 1933. This transaction was executed and recorded by Sealy Corporation. The Company does not guarantee nor have any of the assets of the Company been pledged as collateral under the PIK Notes.

        The PIK Notes accrue interest in-kind at 10% per year, compounded semi-annually. Sealy Corporation is not required to pay accrued interest on the PIK Notes in cash until maturity. The PIK Notes mature on July 15, 2015, following the maturities of substantially all other existing indebtedness of the Company and its wholly owned subsidiaries, including its $470 million outstanding senior secured term loan, $125 million senior secured revolving credit facility, $100 million senior unsecured term loan and $390 million senior subordinated notes. At maturity, the outstanding principal amount of the PIK Notes, along with any accrued and unpaid interest, will be paid in cash by Sealy Corporation and, accordingly, is not reflected in the financial statements of the Company. At November 28, 2004, the balance of the PIK Notes, together with accrued and unpaid interest, was $77.8 million.

        Sealy Corporation may redeem the PIK Notes at its option at any time, in whole or in part, at an initial price of 105% of the principal amount thereof plus all accrued interest not previously paid in cash, which price declines to 102.5% after the first anniversary of issue, 101% after the second anniversary of issue and 100% after the third anniversary of issue. At any time prior to the third anniversary of issue, Sealy Corporation may also use the proceeds of an equity offering to redeem any or all of the PIK Notes at its option at a price of 101% of the principal amount thereof plus all accrued interest not previously paid in cash. In addition, upon a change of control in Sealy Corporation and the repayment of the Company's senior secured credit facility, holders of the PIK Notes will be able to require Sealy Corporation to repurchase the PIK Notes at a price of 101% of the principal amount thereof plus all accrued interest not previously paid in cash. The terms of the PIK Notes include covenants and events of default similar to those contained in the outstanding notes and exchange notes.

        The $122.5 million in gross proceeds from the issuance of PIK notes and common stock was returned to existing investors in Sealy Corporation by a combination of cash distributions to shareholders and option holders as well as share repurchases of Sealy Corporation common stock. In connection with the distribution to option holders, the Company recorded an expense of approximately $4.0 million in the fiscal third quarter of 2004 since the holders of the Sealy Corporation options are employees of the Company. This charge, net of approximately $0.6 million of deferred financing costs related to the issuance of the PIK Notes which were paid on behalf of Sealy Corporation by a subsidiary of Sealy Mattress Corporation, has resulted in an approximately $3.4 million liability owed by the Company to Sealy Corporation at November 28, 2004. This obligation does not bear interest and has no scheduled repayment terms. Management anticipates that the balance will be gradually reduced over time as the Company pays for various expenses of Sealy Corporation in the ordinary course of business.

Note 20:    Guarantor/Non-Guarantor Financial Information

        The Parent (as defined below) and each of the subsidiaries of Sealy Mattress Company (the "Issuer") that guarantee the Notes (as defined below) (the "Guarantor Subsidiaries") has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the 8.25% Senior Subordinated Notes due in 2014 (the "Notes") of the Issuer. Substantially all of the Issuer's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of the Issuer's principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Notes.

        The following supplemental consolidating condensed financial statements present:

  1.
  Consolidating condensed balance sheets as of November 28, 2004 and November 30, 2003 and consolidating condensed statements of operations and cash flows for the fiscal years ended November 28, 2004 and November 30, 2003 and December 1, 2002.

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

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Balance Sheet
November 28, 2004
(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$2	$5,142	$17,635	$—	$22,779
Accounts receivable, net	—	61	106,511	66,257	—	172,829
Inventories	—	1,047	35,014	15,862	—	51,923
Assets held for sale	—	—	8,983	—	—	8,983
Prepaid expenses, deferred income taxes and other current assets	—	4,616	33,933	4,062	—	42,611

	—	5,726	189,583	103,816	—	299,125
Property, plant and equipment, at cost	—	6,962	233,339	69,618	—	309,919
Less accumulated depreciation	—	3,620	123,132	18,988	—	145,740

	—	3,342	110,207	50,630	—	164,179
Other assets:
Goodwill	—	24,741	304,773	57,994	—	387,508
Other intangibles, net	—	—	4,303	252	—	4,555
Net investment in and advances to (from) subsidiaries	(389,163)	941,617	(210,360)	(94,885)	(247,209)	—
Debt issuance costs, net, and other assets	—	33,729	7,094	1,087	—	41,910

	(389,163)	1,000,087	105,810	(35,552)	(247,209)	433,973

Total assets	$(389,163)	$1,009,155	$405,600	$118,894	$(247,209)	$897,277

Liabilities And Stockholders' deficit
Current liabilities:
Current portion—long-term obligations	$—	$—	$22	$8,520	$—	$8,542
Accounts payable	—	189	56,056	40,321	—	96,566
Accrued customer incentives and advertising	—	1,552	28,549	5,728	—	35,829
Accrued compensation	—	270	29,622	7,250	—	37,142
Accrued interest	—	2,518	24,790	58	—	27,366
Other accrued expenses	—	5,428	39,857	4,510	—	49,795

	—	9,957	178,896	66,387	—	255,240
Due to (from) Parent Company	3,876	(500)	—	—	—	3,376
Long-term obligations	—	965,000	21	774	—	965,795
Other noncurrent liabilities	—	2,254	34,847	8,673	—	45,774
Deferred income taxes	(9,296)	122	13,101	6,908	—	10,835
Stockholders' deficit	(383,743)	32,322	178,735	36,152	(247,209)	(383,743)

Total liabilities and stockholders' deficit	$(389,163)	$1,009,155	$405,600	$118,894	$(247,209)	$897,277

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Balance Sheet
November 30, 2003
(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$31	$90,985	$10,084	$—	$101,100
Accounts receivable—Non-affiliates, net	15	(38)	103,358	57,649	—	160,984
Accounts receivable—Affiliates, net			1,758		—	1,758
Inventories	—	1,774	33,258	14,381	—	49,413
Prepaid expenses, deferred income taxes and other current assets	(63)	6,548	31,756	5,163	—	43,404

	(48)	8,315	261,115	87,277	—	356,659
Property, plant and equipment, at cost	—	6,485	231,966	61,267	—	299,718
Less accumulated depreciation	—	3,339	111,777	13,777	—	128,893

	—	3,146	120,189	47,490	—	170,825
Other assets:
Goodwill	—	14,816	314,698	52,377	—	381,891
Other intangibles, net	—	—	4,415	949	—	5,364
Net investment in and advances to (from) subsidiaries	(18,896)	613,359	(349,653)	(91,683)	(153,127)	—
Long-term notes receivable	—	—	—	13,323	—	13,323
Debt issuance costs, net, and other assets	96	17,946	10,535	2,427	—	31,004

	(18,800)	646,121	(20,005)	(22,607)	(153,127)	431,582

Total assets	$(18,848)	$657,582	$361,299	$112,160	$(153,127)	$959,066

Liabilities And Stockholders' Deficit
Current liabilities:
Current portion—long-term obligations	$—	$41,918	$—	$5,705	$—	$47,623
Accounts payable	—	204	51,851	33,423	—	85,478
Accrued customer incentives and advertising	—	1,369	29,045	5,132	—	35,546
Accrued compensation	—	102	21,675	5,806	—	27,583
Accrued interest	847	1,028	21,109	581	—	23,565
Other accrued expenses	10	7,842	31,385	5,602	—	44,839

	857	52,463	155,065	56,249	—	264,634
Long-term obligations	49,989	648,056	44	1,541	—	699,630
Other noncurrent liabilities	6,998	6,202	29,095	6,556	—	48,851
Deferred income taxes	(530)	(1,202)	19,590	4,255	—	22,113
Stockholders' deficit	(76,162)	(47,937)	157,505	43,559	(153,127)	(76,162)

Total liabilities and stockholders' deficit	$(18,848)	$657,582	$361,299	$112,160	$(153,127)	$959,066

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Year Ended November 28, 2004

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$51,935	$1,009,221	$265,878	$(20,044)	$1,306,990
Net sales—Affiliates	—	—	7,030	—	—	7,030

Total net sales	—	51,935	1,016,251	265,878	(20,044)	1,314,020
Costs and expenses:
Cost of goods sold—Non- affiliates	—	32,304	556,023	167,791	(20,044)	736,074
Cost of goods sold—Affiliates	—	—	4,035	—	—	4,035

Total cost of goods sold	—	32,304	560,058	167,791	(20,044)	740,109
Selling, general and administrative	4	14,247	338,696	77,934	—	430,881
Recapitalization Expense	41,753	36,871	50,224	4,286	—	133,134
Plant/Business closing and restructuring charges	—	—	624	—	—	624
Amortization of intangibles	—	—	289	919	—	1,208
Royalty (income) expense, net	—	—	(15,295)	1,124	—	(14,171)

Income (loss) from operations	(41,757)	(31,487)	81,655	13,824	—	22,235
Interest expense	2,019	67,441	(470)	938	—	69,928
Other income, net	—	—	(436)	(425)	—	(861)
Loss (income) from equity investees	26,247	19,941	—	—	(46,188)	—
Loss (income) from non- guarantor equity investees	—		166	—	(166)	—
Capital charge and intercompany interest allocation	(22,829)	(88,808)	106,786	4,851	—	—

Income (loss) before income taxes	(47,194)	(30,061)	(24,391)	8,460	46,354	(46,832)
Income tax expense (benefit)	(8,911)	(3,814)	(4,450)	8,626	—	(8,549)

Net income (loss)	$(38,283)	$(26,247)	$(19,941)	$(166)	$46,354	$(38,283)

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Year Ended November 30, 2003

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$51,765	$893,820	$228,233	$(15,931)	$1,157,887
Net sales—Affiliates	—	—	27,928	4,045	—	31,973

Total net sales	—	51,765	921,748	232,278	(15,931)	1,189,860
Costs and expenses:
Cost of goods sold—Non- affiliates	—	34,826	513,658	143,861	(15,931)	676,414
Cost of goods sold—Affiliates	—	—	16,031	2,662	—	18,693

Total cost of goods sold	—	34,826	529,689	146,523	(15,931)	695,107
Selling, general and administrative	1,210	15,334	314,469	67,387	—	398,400
Plant/Business closing and restructuring charges	—	—	—	1,825	—	1,825
Amortization of intangibles	—	—	289	814	—	1,103
Royalty (income) expense, net	—	—	(13,462)	990	—	(12,472)

Income (loss) from operations	(1,210)	1,605	90,763	14,739	—	105,897
Interest expense	5,800	61,230	462	1,033	—	68,525
Other (income) expense, net	—	2,550	(936)	(707)	—	907
Loss (income) from equity investees	(19,393)	(22,801)	—	—	42,194	—
Loss (income) from non- guarantor equity investees	—	(95)	(5,199)	—	5,294	—
Capital charge and intercompany interest allocation	(4,766)	(55,183)	56,103	3,846	—	—

Income (loss) before income taxes	17,149	15,904	40,333	10,567	(47,488)	36,465
Income tax expense (benefit)	(1,120)	(3,489)	17,532	5,273	—	18,196

Net income (loss)	$18,269	$19,393	$22,801	$5,294	$(47,488)	$18,269

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Year Ended December 1, 2002

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$43,958	$816,284	$196,570	$(11,173)	$1,045,639
Net sales—Affiliates	—	—	130,304	13,225	—	143,529

Total net sales	—	43,958	946,588	209,795	(11,173)	1,189,168
Costs and expenses:
Cost of goods sold—Non-affiliates	—	29,787	460,322	122,943	(11,173)	601,879
Cost of goods sold—Affiliates	—	—	68,875	8,909	—	77,784

Total cost of goods sold	—	29,787	529,197	131,852	(11,173)	679,663
Selling, general and administrative	951	10,596	334,771	64,918	—	411,236
Plant/Business closure and restructuring charges	—	—	2,779	5,802	—	8,581
Amortization of intangibles	—	—	289	774	—	1,063
Royalty income, net	—	—	(12,008)	853	—	(11,155)

Income (loss) from operations	(951)	3,575	91,560	5,596	—	99,780
Interest expense	5,455	64,915	695	1,506	—	72,571
Other (income) expense, net	(5)	—	(1,480)	4,543	—	3,058
Loss (income) from equity investees	(15,659)	(17,646)	—	—	33,305	—
Loss (income) from non-guarantor equity investees	—	256	2,139	—	(2,395)	—
Capital charge and intercompany interest allocation	(8,199)	(58,869)	64,102	2,966	—	—

Income (loss) before income taxes	17,457	14,919	26,104	(3,419)	(30,910)	24,151
Income tax expense (benefit)	538	(740)	8,458	(1,024)	—	7,232

Net income (loss)	$16,919	$15,659	$17,646	$(2,395)	$(30,910)	$16,919

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows
Year Ended November 28, 2004
(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$8,368	$20,226	$14,908	$—	$43,502

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(611)	(19,238)	(2,924)	—	(22,773)
Cash received on affiliate note and investment	—	—	—	13,573	—	13,573
Net activity in investment in and advances to (from) subsidiaries and affiliates	358,141	(247,839)	(88,599)	(21,703)	—	—
Proceeds from the sale of property, plant and equipment	—	—	1,768	—	—	1,768

Net cash provided by (used in) investing activities	358,141	(248,450)	(106,069)	(11,054)	—	(7,432)
Cash flows from financing activities:
Cash flows associated with financing of the recapitalization (Note 2):
Proceeds from issuance of common stock	436,050	—	—	—	—	436,050
Treasury stock repurchase	(748,146)					(748,146)
Proceeds from issuance of new long-term obligations	—	1,050,000	—	—	—	1,050,000
Repayment of existing long-term debt	(49,989)	(687,139)	—	—	—	(737,128)
Debt issuance costs		(36,403)				(36,403)
Repayments of other long-term obligations, net	—	(90,000)	—	—	—	(90,000)
Net borrowings on revolving credit facilities	—	5,000	—	—	—	5,000
Equity issuances	63	—	—	—	—	63
Other	3,881	(1,405)	—	2,029	—	4,505

Net cash (used in) provided by financing activities	(358,141)	240,053	—	2,029	—	(116,059)

Effect of exchange rate changes on cash	—	—	—	1,668	—	1,668

Change in cash and cash equivalents	—	(29)	(85,843)	7,551	—	(78,321)
Cash and cash equivalents:
Beginning of period	—	31	90,985	10,084	—	101,100

End of period	$—	$2	$5,142	$17,635	$—	$22,779

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows
Year Ended November 30, 2003
(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(2,638)	$81,950	$7,750	$—	$87,062

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(416)	(11,629)	(1,246)	—	(13,291)
Cash received on affiliate note and investment	—	—	—	13,611	—	13,611
Net activity in investment in and advances to (from) subsidiaries and affiliates	(103)	18,919	(1,438)	(17,378)	—	—
Proceeds from the sale of property, plant and equipment	—	—	257	—	—	257

Net cash provided by (used in) investing activities	(103)	18,503	(12,810)	(5,013)	—	577
Cash flows from financing activities:
Issuance of public notes	—	51,500	—	—	—	51,500
(Repayment of) borrowings on long-term obligations	—	(63,341)	(36)	1,140	—	(62,237)
Equity issuances	103	—	—	—	—	103
Debt issuance costs	—	(4,021)	—	—	—	(4,021)

Net cash (used in) provided by financing activities	103	(15,862)	(36)	1,140	—	(14,655)

Effect of exchange rate changes on cash	—	—	—	673	—	673

Change in cash and cash equivalents	—	3	69,104	4,550	—	73,657
Cash and cash equivalents:
Beginning of period	—	28	21,881	5,534	—	27,443

End of period	$—	$31	$90,985	$10,084	$—	$101,100

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows
Year Ended December 1, 2002
(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$725	$84,135	$15,392	$—	$100,252

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(225)	(14,186)	(2,437)	—	(16,848)
Purchase of business, net of cash acquired	—	—	—	(6,829)	—	(6,829)
Note receivable from prior affiliate	—	—	—	(3,272)	—	(3,272)
Cash paid on affiliate note	—	—	—	(12,500)	—	(12,500)
Net activity in investment in and advances to (from) subsidiaries and affiliates	369	29,335	(54,429)	24,725	—	—

Net cash provided by (used in) investing activities	369	29,110	(68,615)	(313)	—	(39,449)
Cash flows from financing activities:
Treasury stock repurchase, including direct expenses	(801)	—	—	—	—	(801)
Repayment of long-term obligations	—	(27,637)	(81)	(14,773)	—	(42,491)
Equity issuances	432	—	—	—	—	432
Debt issuance costs	—	(1,600)	—	—	—	(1,600)
Purchase of interest rate cap	—	(625)	—	—	—	(625)

Net cash used in financing activities	(369)	(29,862)	(81)	(14,773)	—	(45,085)

Effect of exchange rate changes on cash	—	—	—	(285)	—	(285)

Change in cash and cash equivalents	—	(27)	15,439	21	—	15,433
Cash and cash equivalents:
Beginning of period	—	55	6,442	5,513	—	12,010

End of period	$—	$28	$21,881	$5,534	$—	$27,443

Item 9.    Changes in and Disagreements on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        In connection with the evaluation of our disclosure controls and procedures for the year ended November 28, 2004, and in connection with observations by our independent registered public accountants identified in their audit of our consolidated financial statements, management identified certain deficiencies in our financial statement close process primarily related to the review and approval process for various account analyses and reserve/accrual calculations and the consolidated financial/balance sheet review process. Management has discussed these deficiencies with our Audit Committee and we are currently addressing these deficiencies as part of our effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to annually report on internal control over financial reporting, starting with our Annual Report on Form 10-K for the year ended November 27, 2005. Specifically, we are currently in the process of documenting and assessing our financial processes and controls throughout the organization and plan to begin testing the identified key controls beginning in the second quarter.

        There were no other changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant Directors

        The following sets forth the name, age, principal occupation and employment and business experience of each of the Sealy Corporation directors:

        Steven Barnes.    Mr. Barnes, age 44, is a Managing Director at Bain Capital, LLC ("Bain") and has been affiliated with Bain since 1988. Since 1988, he has been involved with various leveraged acquisitions and has served in various leadership positions with Bain companies, including CEO of Dade Behring, President of Executone Business Solutions and President of The Holson Burnes Group. Mr. Barnes presently serves on several boards including Unisource, SigmaKalon and the Board of Overseers of Children's Hospital in Boston. Prior to 1988, Mr. Barnes was with PricewaterhouseCoopers, where he worked in the Mergers and Acquisitions Support Group. He has been a director of the Company since March 2001. Mr. Barnes serves on the Board's audit committee.

        Simon E. Brown.    Mr. Brown, age 34, has been an executive of KKR since April 2003. From August 1999 to March 2003, he worked for Madison Dearborn Partners. From September 1997 to June 1999, Mr. Brown attended Harvard University Graduate School of Business Administration. Before attending business school, he worked for Thomas H. Lee Company and Morgan Stanley Capital Partners. Mr. Brown is also a member of the Board of Directors of The Boyds Collection Ltd. He has been a director of our company since April 2004. Mr. Brown serves on the Board's audit committee.

        Brian F. Carroll.    Mr. Carroll, age 33, has been an executive of KKR since July 1999. From September 1997 to June 1999, Mr. Carroll attended Stanford University Graduate School of Business. Before attending business school, from March 1995 to July 1997, he was an executive of KKR. Mr. Carroll is also a member of the Board of Directors of Rockwood Specialities Group, Inc. and The Boyds Collection Ltd. He has been a director of our company since April 2004. Mr. Carroll serves on the Board's audit, executive and human resources committees.

        James B. Hirshorn.    Mr. Hirshorn, age 38, has been Executive Vice President, Chief Financial Officer since November 2002. From 1999 until joining the Company, Mr. Hirshorn was a Vice President with Bain Capital Inc., an investment and leveraged buyout firm. From 1993 until 1999, he was with Bain & Company Inc., consulting firm. He has been a director since April 2004.

        James W. Johnston.    Mr. Johnston, age 57, is President and Chief Executive Officer of Stonemarker Enterprises, Inc., a consulting and investment company. Mr. Johnston was Vice Chairman of RJR Nabisco, Inc. from 1995 to 1996. He also served as Chairman and CEO of R. J. Reynolds Tobacco Co. from 1989 to 1995, Chairman of R. J. Reynolds Tobacco Co. from 1995 to 1996 and Chairman of R. J. Reynolds Tobacco International from 1993 to 1996. Mr. Johnston served on the board of RJR Nabisco, Inc. and RJR Nabisco Holdings Corp. from 1992 to 1996. From 1984 until joining Reynolds, Mr. Johnston was Division Executive, Northeast Division, of Citibank, N.A., a subsidiary of Citicorp, where he was responsible for Citibank's New York Banking Division, its banking activities in upstate New York, Maine and Mid-Atlantic regions, and its national student loan business. He has been a director of the Company since March 1993. Mr. Johnston serves on the Board's human resources committee.

        David J. McIlquham.    Mr. McIlquham, age 50, has been Chief Executive Officer of the Company since April 2002, has been President of the Company since January 2001 and has been chairman of the Board of Directors since July 2004. He had been Chief Operating Officer from January 2001 to April 2002. Prior to that, he had been Corporate Vice President Sales and Marketing since April 1998 and was Corporate Vice President Marketing since joining the Company in 1990 until 1998. He has been a director since April 2002. Mr. McIlquham serves on the Board's executive committee.

        Dean B. Nelson.    Mr. Nelson, age 45, has been Chief Executive Officer of Capstone Consulting LLC since March 2000. He is also Chairman of the Board and a director of PRIMEDIA Inc. and a director of Yellow Pages Group. From August 1985 to February 2000, Mr. Nelson was employed by Boston Consulting Group, Inc. where he was a Senior Vice President from December 1998 to February 2000 and held various other positions from August 1985 to November 1998. He has been a director of the company since April 2004.

        Scott M. Stuart.    Mr. Stuart, age 45, is a Member of the limited liability company which serves as the General Partner of KKR since 1996 and has worked for KKR since 1986. He is a director of KKR Financial Corporation, The Boyds Collection Ltd. and Texas Genco Holdings Inc. Mr. Stuart received his B.A. in English Literature from Dartmouth College and his M.B.A. from Stanford University. He has been a director of the company since April 2004. Mr. Stuart serves on the Board's executive and human resources committees.

        Each director listed above was elected by Sealy Corporation's stockholders at the time of the merger and each will serve until his or her successor has been elected or qualified or until his or her early resignation or removal.

Audit Committee Matters

        Our Board of Directors has an Audit Committee that is responsible, among other things, for overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised of Messrs. Barnes, Brown and Carroll. While each member of the Committee has significant financial experience, our board of Directors has not designated any member of the Audit Committee as an "audit committee financial expert" but expects to do so in the future. None of the members of the audit committee are considered "independent" as defined in federal securities laws.

Executive Officers

        The following sets forth the name, age, title and certain other information with respect to the executive officers of Sealy Corporation:

        David J. McIlquham.    See directors above.

        James B. Hirshorn.    See directors above.

        Lawrence J. Rogers.    Mr. Rogers, age 56, has been the President of the International Bedding Group since January 2001. Prior to that, Mr. Rogers was Corporate Vice President and General Manager International since February 1994. Since joining the Company in 1979, Mr. Rogers has served in numerous other capacities within the Company's operations, including President of Sealy of Canada (a wholly owned subsidiary).

        Bruce G. Barman, Ph.D.    Dr. Barman, age 59, has been Senior Vice President, Research & Development since joining the Company in 1995.

        Alfred R. Boulden.    Mr. Boulden, age 58, has been Senior Vice President, Sales since August 2001. Since joining the Company in 1991, Mr. Boulden has served in numerous sales positions.

        Jeffrey C. Claypool.    Mr. Claypool, age 57, has been Senior Vice President, Human Resources since joining the Company in September 1991.

        Charles L. Dawson.    Mr. Dawson, age 48, has been Senior Vice President, National Accounts since August 2001. Since joining the Company in 1986, Mr. Dawson has served in numerous sales positions.

        G. Michael Hofmann.    Mr. Hofmann, age 46, has been Senior Vice President, Operations since October 2002. From 1982 until joining the Company, Mr. Hofmann was with Hill-Rom Company, a medical equipment manufacturing firm, serving as its Vice President of Engineering from 2001 through 2002, and its Vice President and General Manager, European Capital Business Unit from 1995 through 2000.

        Kenneth L. Walker.    Mr. Walker, age 56, has been Senior Vice President, General Counsel and Secretary since joining the Company in May 1997.

Code of Ethics

        Our principal executive officer and principal financial officer, as well as all other employees of the Company, are covered by our Business Conduct Policy adopted in 1999, a copy of which has been filed as an Exhibit to this Annual Report on Form 10-K. This policy contains provisions regarding our accounting practices as well as other guidelines governing ethical business practices.

Item 11.    Executive Compensation

        The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for each of the years ended November 28, 2004, November 30, 2003 and December 1, 2002, of those persons who served as (i) the chief executive officer during fiscal 2004, 2003 and 2002, and (ii) the other four most highly compensated executive officers of the Company for fiscal 2004 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

		Annual Compensation						Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation(a)		Restricted Stock Award($)	Securities Underlying Options(d)		All Other Compensation(b)
David J. McIlquham Chairman, President and CEO	2004 2003 2002	$ $ $	575,417 518,750 406,920	$ $ $	542,293 186,775 229,632		$1,030,794 — —	— — —	4,586,667 — 1,396,960	(c) (c)	$ $ $	1,869,538 23,389 22,387
James B. Hirshorn Executive VP & CFO	2004 2003 2002	$ $ $	336,917 325,000 18,466	$ $ $	211,703 78,000 130,000	$ $	397,495 68,137 —	— — —	1,433,567 873,100 —	(c) (c)	$ $ $	1,066,779 — 13,145
Lawrence J. Rogers President International Bedding Group	2004 2003 2002	$ $ $	293,282 284,217 274,725	$ $ $	160,482 40,587 96,840		$126,974 — —	— — —	457,823 — 94,295	(c) (c)	$ $ $	3,202,409 21,752 21,024
Jeffrey C. Claypool Sr. VP Human Resources	2004 2003 2002	$ $ $	246,340 238,280 229,622	$ $ $	135,442 50,040 80,379	$ $ $	63,486 — —	— — —	332,911 — 52,386	(c) (c)	$ $ $	2,000,340 17,941 17,575
Charles L. Dawson Sr. VP National Accounts	2004 2003 2002	$ $ $	231,435 224,583 220,000	$ $ $	126,397 102,187 46,547		$173,716 — —	— — —	327,266 174,620	(c) (c)	$ $ $	503,052 17,189 15,554

(a)
Represents amounts paid on behalf of each of the Named Executive Officers for the following two respective categories of other annual compensation: (i) relocation expenses incurred and (ii) option dividend bonus paid on behalf of the Named Executive Officers. Amounts for each of the Named Executive Officers for each of the two respective preceding categories is as follows: Mr. McIlquham:

  (2004-$0, $1,030,794; 2003-$0, $0; 2002-$0, $0); Mr. Hirshorn: (2004-$0, $397,495; 2003-$68,137, $0; Mr. Rogers: (2004-$0 $126,974; 2003- $0, $0; 2002-$0, $0); 2002-$0,$0); Mr. Claypool:(2004-$0, $63,486; 2003-$0, $0; 2002-$0,$0); Mr. Dawson: (2004-$0, $173,716; 2003-$0, $0; 2002-$0, $0).

(b)
Represents amounts paid on behalf of each of the Named Executive Officers for the following five respective categories of compensation: (i) Company premiums for life and accidental death and dismemberment insurance (ii) Company premiums for long-term disability benefits, (iii) Company contributions to the Company's defined contribution plans, (iv) Stock Option Payouts (associated with the merger and recapitalization) and (v) Transaction Bonus (associated with the merger and recapitalization). Amounts for each of the Named Executive Officers for each of the five respective preceding categories is as follows: Mr. McIlquham: (2004-$1,916, $1,088, $24,000, $1,320,534, $522,000; 2003-$1,651 $1,088 $20,650 $0, $0; 2002-$1,355, $1,082, $19,950 $0, $0); Mr. Hirshorn: (2004- $1,122, $1,078, $24,000; $820,879, $219,700; 2003-$903, $867, $11,375 $0, $0; 2002- $0, $0, $0,$0, $0); Mr. Rogers (2004- $977, $939, $23,463 $2,912,398, $264,632; 2003-$947, $901, $19,895 $0, $0; 2002-$914, $879, $19,231, $0, $0); Mr. Claypool: (2004-$821, $788, $19,707, $1,756,718, $222,306; 2003-$658, $603, $16,680, $0, $0; 2002-$766, $735, $16,074, $0, $0); Mr. Dawson (2004-$771, $741, $18,515, $274,207, $208,818; 2003- $749, $719, $15,721, $0, $0; 2002-$733, $704, $14,117, $0, $0).

(c)
The Company has issued to the named Executive Officers, ten-year non-qualified stock options to acquire shares of the Sealy Corporation's Class A Common Stock at or above the then current fair market value as follows: April 11, 2002 200,000 options at $5.00 and 200,000 options at $2.50 to Mr. McIlquham; July 9, 2002 5,000 options to Mr. Dawson, 15,000 options to Mr. Claypool and 27,000 options to Mr. Rogers each at $5.00; October 15, 2002 45,000 options to Mr. Dawson at $4.50; January 16, 2003 250,000 options to Mr. Hirshorn at $5.00; July 20, 2004, 4,586,667 options to Mr. McIlquham; 457,825 options to Mr. Rogers; 1,433,567 options to Mr. Hirshorn; 332,911 options to Mr. Claypool; and 327,266 options to Mr. Dawson, each at $4.39.

(d)
All option share amounts for prior years presented have been adjusted to reflect the 2004 stock split of approximately 3.49 shares to one.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants(a)					Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term(b)
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)
David J. McIlquham Chairman, President and CEO	4,586,667	38.3%	$4.39	7/20/14	12,659,201	32,106,669
James B. Hirshorn Executive Vice President & Chief Financial Officer	1,433,567	12.0%	$4.39	7/20/14	3,956,645	10,034,969
Lawrence J. Rogers President International Bedding Group	457,823	3.8%	$4.39	7/20/14	1,263,591	3,204,761
Jeffrey C. Claypool Sr. VP Human Resources	332,911	2.8%	$4.39	7/20/14	918,834	2,330,377
Charles L. Dawson Sr. VP National Accounts	327,266	2.7%	$4.39	7/20/14	903,254	2,290,862

(a)
All stock options described in Item 11 relate to options to purchase equity shares of Sealy Corporation. All grants were issued as "New Options" under the terms described for such under "Compensation Pursuant to Plans and Other Arrangements," below.

(b)
Potential Realizable Value is based on certain assumed rates of appreciation from the option exercise price since the Company's Board of Directors determined that the stock's then current value was equal to or less than such option exercise price. These values are not intended to be a forecast of Sealy Corporation's stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the stock. There can be no assurance that the amounts reflected in this table will be achieved. In accordance with rules promulgated by the Securities and Exchange Commission, Potential Realizable Value is based upon the exercise price of the options.

AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

Name	Shares Acquired On Exercise(#)	Value Realized	Number Of Securities Underlying Unexercised Options At FY-End(#) Exercisable/ Unexercisable(a)	Value Of Unexercised In-the-money Options At FY-End($) Exercisable/ Unexercisable(b)(c)
David J. McIlquham Chairman, President and CEO	161,394	1,320,534	2,489,639/3,768,511	$5,771,146/0
James B. Hirshorn Executive Vice President & Chief Financial Officer	65,440	820,879	902,602/1,175,522	$1,901,443/0
Lawrence J. Rogers President International Bedding Group	181,411	2,912,398	286,892/376,825	$872,991/0
Jeffrey C. Claypool Sr. VP Human Resources	120,523	1,756,718	161,807/274,049	$436,487/0
Charles L. Dawson Sr. VP National Accounts	30,342	274,207	342,148/266,807	$732,946/0

(a)
Includes options exercisable within 60 days after November 28, 2004.

(b)
Options are in-the-money if the fair market value of the Class A Common Stock exceeds the exercise price.

(c)
Represents the total gain which would be realized if all in-the-money options beneficially held at November 28, 2004 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the estimated fair market value as of November 28, 2004.

Compensation Pursuant To Plans and Other Arrangements

        Rollover Options and New Options—2004 Stock Option Plan.    All outstanding options, whether or not vested, to purchase Sealy Corporation common stock, other than certain options held by members of management that those members elected to rollover (the "Rollover Options"), were canceled and converted into a right to receive cash consideration upon the completion of the Merger. The Rollover Options, which have an aggregate initial intrinsic value of $24.6 million, represent options to purchase Class A common stock in Sealy Corporation. In July, we granted to these members of management new options to purchase Sealy Corporation Class A common stock (the "New Options") in an amount based on a multiple of the value of the member's Rollover Options. The New Options were granted under a stock option plan established after the completion of the Merger that provides for the grant of cash and cashless exercise stock options, stock appreciation rights and/or dividend equivalent rights to management and other key employees on terms and subject to conditions as established by the Human Resources Committee of Sealy Corporation's Board of Directors or certain of the committee's designees. Twenty million shares of Sealy Corporation's Class A common stock are available for grants under the plan. The exercise price for the New Options is the per share transaction value of the common stock in the Merger reduced by the effect of the Sealy Corporation dividend in July, 2004.

        The New Options were granted in part as "time options," which vest and become exercisable ratably on a monthly basis over the first five years following the date of grant, and granted in part as "performance options," which vest and become exercisable over the five fiscal years through fiscal year 2008 upon the achievement of certain EBITDA performance targets, and in any event by the eighth anniversary of the date of grant.

        All Rollover Options and New Options, and any common stock for which such options are exercised, are governed by a management stockholders' agreement and a sale participation agreement, which together provide for the following:

  •
  transfer restrictions until the fifth anniversary of purchase, subject to certain exceptions;

  •
  a right of first refusal of Sealy Corporation at any time after the fifth anniversary of purchase and prior to a registered public offering of our common stock meeting certain specified criteria;

  •
  in the event of termination of employment, call and put rights with respect to the Rollover Options and New Options and any common stock for which such options have been exercised;

  •
  "piggyback" registration rights on behalf of the members of management; and

  •
  "tag-along" rights on behalf of the members of management and "drag-along" rights for KKR.

        Executive Put Options.    Concurrent with the merger in 2004, Messrs. Barman, Claypool and Rogers were given options to sell their shares of stock in Sealy Corporation back to the Company upon their retirement. The sales price per share is based on a formula which takes into account changes in the equity of Sealy Corporation since the merger and recapitalization, including, among other things, consolidated net income, additional capital contributions, and capital distributions.

        Executive Employment Agreements.    On January 14, 2005, Mr. McIlquham entered into an amended employment agreement with Sealy Corporation as Chief Executive Officer. That agreement has a perpetual two-year term and provides for an annual base salary of $625,000, subject to annual increase by Sealy Corporation Board of Directors plus a performance bonus between zero and one hundred twenty percent of his base salary. In addition, nine other employees of the Company, including Lawrence J. Rogers, James B. Hirshorn and Charles L. Dawson, have entered into employment agreements that provide, among other things, a perpetual one-year employment term thereafter (two year in the case of Mr. Hirshorn), during which such employees will receive base salary (not less than their current salary) and a performance bonus between zero and seventy percent of their base salary (between zero and eighty percent for Mr. Hirshorn) and substantially the same benefits as they received as of the date of such agreements. For the fiscal year ending November 28, 2004, the compensation committee of the Sealy Corporation Board of Directors determined that the bonuses to be paid pursuant to those employment agreements were to be based 70% on the Sealy Corporation achievement of an Adjusted EBITDA target and 30% on the Sealy Corporation achievement in net debt reduction. Each such target represented an improvement over the Company's prior year performance.

        Deferred Compensation Agreements.    On December 18, 1997, two current employees, including Lawrence J. Rogers, entered into deferred compensation agreements with us pursuant to which such employees elected to defer an aggregate $188,212 of compensation, which was paid out as part of the Recapitalization on April 6, 2004.

        Severance Benefit Plans.    Effective December 1, 1992, Sealy Corporation established the Sealy Executive Severance Benefit Plan (the "Executive Severance Plan") for employees in certain salary grades. Benefit eligibility includes, with certain exceptions, termination as a result of a permanent reduction in work force or the closing of a plant or other facility, termination for inadequate job performance, termination of employment by the participant following a reduction in base compensation, reduction in salary grade which would result in the reduction in potential plan benefits or involuntary transfer to another location. Benefits include cash severance payments calculated using various multipliers varying by salary grade, subject to specified minimums and maximums depending on such salary grades. Such cash severance payments are made in equal semi-monthly installments calculated in accordance with the Executive Severance Plan until paid in full. Certain executive-level officers would be entitled to a minimum of one-year's salary and a maximum of two-year's salary under the Executive Severance Plan. However, if a participant becomes employed prior to completion of the payment of benefits, such semi-monthly installments shall be reduced by the participant's base compensation for the corresponding period from the participant's new employer. Participants receiving cash severance payments under the Executive Severance Plan also would receive six months of contributory health and dental coverage and six months of group term life insurance coverage.

        The Company currently follows the terminal accrual approach to accounting for severance benefits under the Executive Severance Plan and records the estimated cost of these benefits as expense at the date of the event giving rise to payment of the benefits.

        In addition, certain executives and other employees are eligible for benefits under our severance benefit plans and certain other agreements, which provide for cash severance payments equal to their base salary and, in some instances, bonuses (from periods ranging from two weeks to two years) and for the continuation of certain benefits. In July of 2002, Sealy Corporation's Board of Directors provided 12 company employees with a waiver of our stock repurchase right and a cashless exercise program (utilizing stock owned for at least six months) for stock acquired under our stock option program, if the employee's employment with us terminates as the result of death, disability or retirement

        Management Incentive Plan.    The Company provides performance-based compensation awards to executive officers and key employees for achievement each year as part of a bonus plan. Such compensation awards are a function of individual performance and corporate results. The qualitative and quantitative criteria will be determined from time to time by Sealy Corporation's Board of Directors and currently include such factors as EBITDA and net debt level.

        Sealy Mattress Corporation 1998 Stock Option Plan.    In order to provide additional financial incentives for certain of the Company's employees, such employees of the Company were granted options to purchase additional common stock of Parent pursuant to the Sealy Mattress Corporation 1998 Stock Option Plan. Such options vested and became fully exercisable upon the April 6, 2004 change of control of Sealy Corporation. Those options will now expire on April 6, 2014 or provided that if an employee's employment with the Company is terminated, then the exercise period of all such employee's vested options under the 1998 Stock Option Plan will be reduced to a period ending no later than six months after such employee's termination.

        Remuneration of Directors.    Sealy Corporation reimbursed all directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, prior to 2005, Mr. Johnston received an annual retainer of $30,000, reduced by $1,000 for each board meeting not attended, plus $1,000 ($1,250 if he was Committee Chairman) for each board of directors committee meeting attended if such meeting was on a date other than a board meeting date. Starting in 2005, each of our non-management directors will receive $12,500 per quarter for their service as a director of the Company. In 2006, that amount shall be reduced to $7,500 per quarter. The directors may elect to defer all or a portion of these fees into stock appreciation units. For 2005, each of the directors have elected to do so.

Compensation Committee Interlocks And Insider Participation

        The Compensation Committee of the Company's Board of Directors currently consists of Messrs. Carroll, Johnston, and Stuart. For a description of transactions between us and entities affiliated with Messrs. Carroll and Stuart, see Item 13, "Certain Relationships and Related Transactions herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Sealy Mattress Corporation owns 100% of the capital stock of Sealy Mattress Company, and Sealy Corporation owns 100% of the capital stock of Sealy Mattress Corporation.

        The following table and accompanying footnotes show information regarding the beneficial ownership of Sealy Mattress Corporation common stock as of January 31, 2005 by (i) each person known by us to beneficially own more than 5% of the outstanding shares of Sealy Mattress Corporation common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each person named in the table below is c/o Sealy Mattress Corporation, One Office Parkway, Trinity, North Carolina 27370.

	Beneficial Ownership of Sealy Mattress Corporation Common Stock (1)	Percentage of Sealy Mattress Corporation Common Stock
Name and Address of Beneficial Owner
KKR Millennium GP LLC(2)	807.6956	80.77%
The Northwestern Mutual Life Insurance Company(3)	61.6630	6.17%
Steven Barnes(4)	37.2964	3.73%
Simon E. Brown(2)	807.6956	80.77%
Brian F. Carroll(2)	807.6956	80.77%
James W. Johnston	0.740	*
Dean B. Nelson	*	*
Scott M. Stuart(2)	807.6956	80.77%
Jeffrey C. Claypool (5)	1.7463	*
Charles Dawson(5)	3.6855	*
James B. Hirshorn(5)	9.8547	*
David J. McIlquham(5)	26.2113	2.62%
Lawrence J. Rogers(5)	3.0921	*
Directors and executive officers as a group (15 persons)(4)(5)(6)	858.9138	85.89%

*
Less than one percent

(1)
The amounts and percentages of Sealy Mattress Corporation common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of such securities as to which such person has an economic interest.

(2)
Sealy Mattress Corporation shares shown as beneficially owned by KKR Millennium GP LLC reflect shares of common stock of Sealy Corporation owned of record by KKR Millennium Fund L.P. KKR Millennium GP LLC is the general partner of KKR Associates Millennium L.P., which is the general partner of the KKR Millennium Fund L.P. Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Perry Golkin, Scott Stuart, Edward A. Gilhuly, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Jr., Marc Lipschultz, Reinhard Gorenflos, and Jacques Garaialde, as members of KKR Millennium GP LLC, may be deemed to share beneficial ownership of any shares beneficially owned by KKR Millennium GP LLC, but disclaim such beneficial ownership. Messrs. Simon E. Brown and Brian F. Carroll are directors of Sealy Mattress Corporation and executives of KKR. They disclaim beneficial ownership of any Sealy Mattress Corporation shares beneficially owned by KKR. The address of KKR Millennium GP LLC and each individual listed above is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, NewYork, New York 10019.

(3)
Sealy Mattress Corporation shares shown as beneficially owned by The Northwestern Mutual Life Insurance Company reflect shares of common stock of Sealy Corporation owned of record by The Northwestern Mutual Life Insurance Company. The address of The Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202.

(4)
Sealy Mattress Corporation shares shown as beneficially owned by Mr. Steven Barnes reflect the aggregate number of shares of common stock of Sealy Corporation held, or beneficially held, by Bain Capital Fund V, L.P. ("Fund V"), Bain Capital Partners V ("BCPV"), BCIP Trust Associates, L.P. ("BCIP Trust") and BCIP Associates ("BCIP"). Mr. Barnes is a Managing Director of Bain Capital Investors V., Inc., the sole general partner of BCPV, and is a limited partner of BCPV, the sole general partner of Fund V. Accordingly, Mr. Barnes may be deemed to beneficially own shares owned by BCPV and Fund V. In addition, Mr. Barnes is a general partner of BCIP and BCIP Trust and, accordingly, may be deemed to beneficially own shares owned by such funds. Mr. Barnes disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The address of Mr. Barnes is c/o Bain Capital LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(5)
Sealy Mattress Corporation shares shown as beneficially owned reflect shares of common stock of Sealy Corporation underlying exercisable stock options held by such individual.

(6)
The executive officers consist of Messrs. McIlquham, Hirshorn, Rogers, Barman, Boulden, Claypool, Dawson, Hofmann and Walker.

Equity Compensation Information

        There are 18,291,648 shares of Sealy Corporation common stock to be issued upon exercise of outstanding options, the weighted average exercise price of which was $3.26 per share, issued under compensation plans approved by our shareholders. There were 8,026,912 shares remaining available for future issuances under these plans.

Item 13.    Certain Relationships And Related Transactions

Stockholders Agreement

        In connection with the Merger, Sealy Corporation, KKR, and the Rollover Stockholders entered into a stockholders agreement that governs the terms and conditions upon which the Rollover Stockholders may transfer their shares of Common Stock, in addition to other shareholding matters.

        Under the stockholders agreement, for the first two years after the Merger, the Rollover Stockholders are restricted from transferring, other than to their respective affiliates or members who agree to become parties to the agreement, their respective shares of Sealy Corporation common stock. Furthermore, after such two-year period, for three additional years thereafter, any proposed transfers of Sealy Corporation common stock by a Rollover Stockholder (other than those to affiliates or effected pursuant to the "tag-along" or "drag-along" rights discussed below) will be subject to a right of first refusal by KKR. If Sealy Corporation sells or issues to KKR or its affiliates shares of common stock, securities convertible into or exchangeable for common stock or options warrants or other rights to acquire common stock, the Rollover Stockholders are allowed to participate on a proportionate basis.

        The stockholders agreement grants to the Rollover Stockholders "tag-along" rights, and to KKR, "drag-along" rights, in each case in connection with transfers by KKR of its Sealy Corporation common stock. In connection with such transfers, a Rollover Stockholder may sell concurrently with KKR, upon notice to KKR and on terms no less favorable than those granted to KKR, a certain number of shares calculated based upon the amount of shares proposed to be sold by KKR and the percentage of shares held by such Rollover Stockholder relative to the total number of shares held by the Rollover Stockholders, KKR and other persons entitled to "tag-along" rights in such transfer, collectively. Similarly, in the event KKR decides to transfer more than 50% of its shares to a non-affiliate, the Rollover Stockholders may be required to sell, on the same terms and conditions as KKR, a proportionate number of shares held by them.

        Under the stockholders agreement, the Rollover Stockholders were also granted "piggyback" registration rights in connection with registered resales by KKR of its Sealy Corporation common stock.

        In addition to the transferability restrictions discussed above, provided the Rollover Stockholders hold at least 5% of the outstanding common stock of Sealy Corporation, for the first two years after the Merger, Bain Capital shall have, pursuant to the stockholders agreement, the right to designate one member of Sealy Corporation's board of directors. Steven Barnes is Bain Capital's current board designee.

Registration Rights Agreement

        In connection with the Recapitalization, Sealy Corporation entered into a registration rights agreement with Sealy Holding LLC, a KKR controlled entity, pursuant to which KKR (through Sealy Holding LLC, and KKR's transferees, to the extent they agree to be bound by the agreement) will have the right to register its shares for sale with the SEC along with Sealy Corporation in the event that Sealy Corporation registers common stock for sale to the public. In addition, the agreement also provides KKR with an unlimited number of demand registration rights at any time upon written request, subject to certain limitations. Sealy Corporation is required to pay registration expenses in the event it registers shares of common stock for sale to the public and in connection with the first six registrations undertaken pursuant to KKR's demand registration rights. To the extent any other holders of Class A common stock are granted registration rights more favorable than those of KKR under the agreement, the agreement will be deemed automatically amended to provide that KKR is granted similar rights.

Management Stockholder's Agreement

        In connection with the Merger, Sealy Corporation allowed certain members of management (each, a "Member") to rollover options granted under its pre-existing stock option plan. Concurrently with the rollover, each Member entered into a management stockholder's agreement and sale participation agreement (discussed below) which together allow for the issuance of new options under Sealy Corporation's 2004 stock option plan and set forth the restrictions and rights with respect to the transfer and sale of the Members' options and underlying shares. Under the management stockholder's agreement, Members may not, absent a change of control of Sealy Corporation, transfer any shares of common stock until five years after the Merger, except for (i) certain transfers permitted upon the death or disability of the Member or upon termination of his or her employment; (ii) sales pursuant to an effective registration statement where the Member has exercised its "piggyback" registration rights granted under the management stockholder's agreement; and (iii) "tag-along" or "drag-along" transfers completed pursuant to the sale participation agreement. In addition to these restrictions, if at any time after the five-year period and prior to a qualified public offering the Member receives a third-party offer to purchase his or her stock, Sealy Corporation has a right of refusal to purchase such shares on the same terms and conditions as set forth in the offer. In entering into the management stockholder's agreement, each Member agreed to be bound by certain non-compete provisions during his or her employment and for eighteen months thereafter.

Sale Participation Agreement

        KKR (through Sealy Holding LLC) has entered into a sale participation agreement with each Member of management electing rollover options in connection with the Merger. The sale participation agreement grants to the Member or its estate or trust the right to participate in any sale for cash or other consideration of shares of common stock by KKR occurring prior to the fifth anniversary of the first public offering of Sealy Corporation common stock. The Member or its estate or trust will be able to sell the maximum number of shares of common stock owned by such stockholder or which can be acquired under exercisable options that is proportional to the number of shares being sold by KKR in relation to the number of shares it then owns. Similarly, in the event of a proposed sale of common stock by KKR, KKR may require the Member or its estate or trust to sell in such transaction up to the number of shares described above.

Management Services Agreement with KKR

        In connection with the Recapitalization, Sealy Mattress Company entered into a management services agreement with KKR pursuant to which KKR provides certain structuring, consulting and management advisory services to us. Pursuant to this agreement, KKR received a transaction fee of $25 million upon the closing of the Recapitalization and will receive an advisory fee of $2 million payable annually, such amount to increase by 5% per year. In fiscal 2004, we paid KKR approximately $1.4 million in advisory fees (exclusive of the $25 million transaction fee). We are required to indemnify KKR and its affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of KKR pursuant to, and the performance by KKR of the services contemplated by, the management services agreement.

Existing Agreements

        Pursuant to the terms of the Merger agreement, Sealy Corporation's then existing stockholders agreement and registration rights agreement with Bain, Harvard Private Capital Holdings, Inc., Sealy Investors 1, LLC, Sealy Investors 2, LLC and Sealy Investors 3, LLC, as well as its existing management services agreement with Bain, were terminated.

Sealy Corporation Refinancing

        On July 16, 2004, Sealy Corporation, the ultimate parent company of Sealy Mattress Corporation and Sealy Mattress Company, issued $75.0 million aggregate principal amount of senior subordinated pay-in-kind (PIK) notes (the "PIK Notes") and $47.5 million of common stock to certain institutional investors in transactions exempt from registration under the Securities Act of 1933.

        The PIK Notes accrue interest in-kind at 10% per year, compounded semi-annually. Sealy Corporation is not required to pay accrued interest on the PIK Notes in cash for the entire time that the PIK Notes are outstanding. The PIK Notes mature on July 15, 2015, following the maturities of substantially all other existing indebtedness of Sealy Mattress Company, including its $595 million senior secured credit facility, $100 million senior unsecured term loan and $390 million senior subordinated notes offered for exchange hereby. At maturity, the outstanding principal amount of the PIK Notes, along with any accrued and unpaid interest, will be paid in cash by Sealy Corporation.

        Sealy Corporation may redeem the PIK Notes at its option at any time, in whole or in part, at an initial price of 105% of the principal amount thereof plus all accrued interest not previously paid in cash, which price declines to 102.5% after the first anniversary of issue, 101% after the second anniversary of issue and 100% after the third anniversary of issue. At any time prior to the third anniversary of issue, Sealy Corporation may also use the proceeds of an equity offering to redeem any or all of the PIK Notes at its option at a price of 101% of the principal amount thereof plus all accrued interest not previously paid in cash. In addition, upon a change of control Sealy Corporation and the repayment of Sealy Mattress Company's senior secured credit facility, holders of the PIK Notes will be able to require Sealy Corporation to repurchase the PIK Notes at a price of 101% of the principal amount thereof plus all accrued interest not previously paid in cash. The terms of the PIK Notes include covenants and events of default similar to those contained in the outstanding notes and exchange notes.

        The $122.5 million in gross proceeds from the transactions was returned to existing investors in Sealy Corporation by a combination of cash distributions to shareholders and option holders as well as share repurchases of Sealy Corporation common stock. In connection with the distribution to option holders, Sealy Mattress Corporation recognized an approximately $4.0 million charge against earnings in the fiscal third quarter of 2004.

Item 14.    Principal Accounting Fees and Services

        The Audit Committee pre-approves all permissible services provided by our independent registered public accounting firm. In addition to annual audit fees, the Audit Committee grants pre-approvals of certain tax and other specific non-auditing services provided that aggregate billings for the services encompassed by each such pre-approval do not exceed a pre-approved dollar threshold and provided that such specific services are subsequently presented to the Audit Committee. The Audit Committee's pre-approval policy of non-audit services is based on its consideration of whether the provision of such non-audit services is compatible with maintaining independent registered public accounting firm's independence. For all other services provided, the Audit Committee has delegated to each member the authority to approve such services with such decision to be presented to the Audit Committee at its next regularly scheduled meeting.

        The following table summarizes aggregate fees billed to us by Deloitte & Touche, LLP ("Deloitte") and PricewaterhouseCoopers LLP (our independent registered accounting firm for 2003) for the fiscal years below, calculated in part based on amounts billed through February 25, 2005, with the following notes explaining the services underlying the table captions:

	2004	2003
	(in thousands)
Deloitte Fees:
Audit fees	$792	$—
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$792	$—

PricewaterhouseCoopers Fees:
Audit fees	$—	$786
Audit-related fees	135	90
Tax fees	262	229
All other fees	35	51

Total	$432	$1,156

        The Audit-related fees include services for various public filings associated with the Recapitalization in 2004 and a public bond offering in 2003.

        The Tax fees include services for various tax return reviews and other tax consulting and planning projects.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
1.    Financial Statements

    Consolidated Balance Sheets at November 28, 2004 and November 30, 2003.

    Consolidated Statements of Operations for the years ended November 28, 2004, November 30, 2003 and December 1, 2002.

    Consolidated Statements of Stockholders' Equity for the years ended November 28, 2004, November 30, 2003 and December 1, 2002.

    Consolidated Statements of Cash Flows for the years ended November 28, 2004, November 30, 2003 and December 1, 2002.

    Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedules

    Schedule II—Consolidated Valuation and Qualifying Accounts and Reserves

  3.
  Exhibits

    The exhibits listed in the accompanying Exhibit Index are filed as a part of this Report.

(b)
Reports on Form 8-K Filed During the Last Quarter

    Report dated September 23, 2004 announcing the dismissal of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm and the simultaneous appointment of Deloitte & Touche LLP as its new independent registered public accounting firm, filed September 29, 2004.

    Press release announcing third quarter 2004 results filed October 18, 2004.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of March 3, 2004, by and between Sealy Corporation and Posturepedic Acquisition Corp. (Incorporated herein by reference to Exhibit 2.1 to Sealy Corporation's Current Report on Form 8-K (File No. 1-8738) filed April 15, 2004).
2.2	First Amendment to the Agreement and Plan of Merger, dated April 5, 2004, by and between Sealy Corporation and Sealy Acquisition Corp. (incorporated herein by reference to Exhibit 2.2 to Sealy Corporation's Current Report on Form 8-K (File No. 1-8738) filed April 15, 2004).
3.1	Amended and Restated Certificate of Incorporation of Sealy Mattress Company dated as of June 3, 1998 (incorporated herein by reference to Exhibit 3.1 to Sealy Mattress Company's Registration Statement on Form S-4 (File No. 333-48187) filed June 3, 1998)
3.2	Amended and Restated By-Laws of Sealy Mattress Company adopted October 15, 2003 (incorporated herein by reference to Exhibit 3.2 to Sealy Mattress Company's Registration Statement on Form S-4 (File No. 333-48187) filed July 1, 2004)
4.1	Indenture, dated as of April 6, 2004, by and among Sealy Mattress Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, with respect to the 8.25% Senior Subordinated Notes due 2014 and the 8.25% Senior Subordinated Exchange Notes due 2014. (Incorporated here in by reference to the appropriate Exhibit to Sealy Mattress Company's Registration Statement on from S-4 (File No. 333-117081) filed July 1, 2004).
4.2	Exchange and Registration Rights Agreement, dated as of April 6, 2004, among Sealy Mattress Company, the Guarantors named therein and Goldman Sachs & Co. and J.P. Morgan Securities Inc., as representatives of the initial purchasers. (Incorporated here in by reference to the appropriate Exhibit to Sealy Mattress Company's Registration Statement on from S-4 (File No. 333-117081) filed July 1, 2004).
4.3	First Supplemental Indenture, dated as of June 28, 2004, among Sealy Mattress Company, Sealy Corporation, Sealy Mattress Corporation and the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, with respect to the 8.25% Senior Subordinated Notes due 2014 and the 8.25% Senior Subordinated Exchange Notes due 2014 (Incorporated here in by reference to the appropriate Exhibit to Sealy Mattress Company's Registration Statement on from S-4 (File No. 333-117081 filed July 1, 2004)).
*10.1	Sealy Profit Sharing Plan, Amended and Restated, dated December 1, 1989 (incorporated herein by reference to Exhibit 10.1 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-8738) filed February 27, 1996).
*10.2	Sealy Corporation Bonus Program (incorporated herein by reference to Exhibit 10.5 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-8738) filed February 27, 1996)
*10.3	Amendment No. 1 to Sealy Bonus Plan (incorporated herein by reference to Exhibit 10.17 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738) filed March 3, 1997)
*10.4	Amendment No. 1 to Sealy Profit Sharing Plan. (Incorporated herein by reference to the appropriate Exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738 filed March 3, 1997)).
*10.5	Amendment No. 2 to Sealy Profit Sharing Plan. (Incorporated herein by reference to the appropriate Exhibit to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738) filed March 3, 1997).
*10.6	Sealy Corporation 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.48 to Sealy Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 1, 1998 (File No. 1-8738) filed April 15, 1998).

*10.7	2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaries (incorporated herein by reference to Exhibit 4.4 to Sealy Corporation's Registration Statement on Form S-8 (File No. 333-113987) filed March 26, 2004).
*10.8	Form of Management Stockholder's Agreement (incorporated herein by reference to Exhibit 4.5 to Sealy Corporation's Registration Statement on Form S-8 (File No. 333-113987) filed March 26, 2004).
*10.9	Form of Sale Participation Agreement (incorporated herein by reference to Exhibit 4.6 to Sealy Corporation's Registration Statement on Form S-8 (File No. 333-113987) filed March 26, 2004).
*10.10	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 4.6 to Sealy Corporation's Registration Statement on Form S-8 (File No. 333-113987) filed March 26, 2004).
*10.11	Form of Rollover Agreement (incorporated herein by reference to Exhibit 4.9 to Sealy Corporation's Registration Statement on Form S-8 (File No. 333-113987) filed March 26, 2004).
10.12	Stockholders' Agreement, dated as of April 6, 2004, among Sealy Corporation, Bain Capital Fund V, L.P., Bain Capital Fund V, L.P., BCIP Associates, BCIP Trust Associates, L.P., Harvard Private Capital Holdings, Inc., Sealy Investors 1, LLC, Sealy Investors 2, LLC, Sealy Investors 3, LLC and Sealy Holding LLC.
10.13	Registration Rights Agreement, dated as of April 6, 2004, among Sealy Corporation and Sealy Holding LLC.
10.14	Credit Agreement, dated April 6, 2004 among Sealy Mattress Company, Sealy Canada, LTD./LTEE, the Guarantors named therein, Sealy Mattress Corporation, Sealy Corporation, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint lead arranger, Goldman Sachs Credit Partners, L.P., as joint lead arranger, General Electric Capital Corporation, as co-documentation agent, and Royal Bank of Canada, as co-documentation agent, and other lenders from time to time parties thereto (incorporated herein by reference to Exhibit 10.1 to Sealy Corporation's Quarterly Report on Form 10-Q for the period ended February 29, 2004 (File No. 1-8738) filed April 14, 2004).
10.15	Senior Unsecured Credit Agreement, dated April 6, 2004 among Sealy Mattress Company, the Guarantors named therein, Sealy Mattress Corporation, Sealy Corporation, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint lead arranger, Goldman Sachs Credit Partners, L.P., as joint lead arranger, and other lenders from time to time parties thereto (incorporated herein by reference to Exhibit 10.1 to Sealy Corporation's Quarterly Report on Form 10-Q for the period ended February 29, 2004 (File No. 1-8738) filed April 14, 2004).
*10.16	Employment Agreement, dated as of August 25, 1997, by and between Sealy Corporation and Jeffrey C. Claypool (incorporated herein by reference to Exhibit 10.8 to Sealy Corporation's Current Report on Form 8-K (File No. 1-8738) filed December 30, 1997).
*10.17	Employment Agreement, dated as of August 25, 1997, by and between Sealy Corporation and Lawrence J. Rogers (incorporated herein by reference to Exhibit 10.12 to Sealy Corporation's Current Report on Form 8-K (File No. 1-8738) filed December 30, 1997).
*10.18	Amendment to Employment Agreement, dated as of December 17, 1997, between the employees named therein and Sealy Corporation (incorporated herein by reference to Exhibit 10.19 to Sealy Corporation's Current Report on Form 8-K (File No. 1-8738) filed December 30, 1997).
10.19	Fee and Monitoring Agreement, dated April 6, 2004, between Kohlberg Kravis Roberts &Co. and Sealy Mattress Company.

*10.20	Amendment to Employment Agreement dated January 20, 2000 by and between Sealy Corporation and Lawrence J. Rogers (incorporated herein by reference to Exhibit 10.33 to Sealy Mattress Company's Registration Statement on Form S-4 (File No. 333-67478) filed December 21, 2001).
†*10.21	Amended Employment Agreement, dated as of January 14, 2005 by and between Sealy Corporation and David J. McIlquham.
*10.22	Employment Agreement, dated as of August 25, 1997, by and between Sealy Corporation and Bruce Barman (incorporated herein by reference to Exhibit 10.7 to Sealy Corporation's Current Report on Form 8-K (File No. 1-8738) filed December 30, 1997)
*10.23	Employment Agreement, dated as of September 17, 2002 by and between Sealy Corporation and Al Boulden (incorporated herein by reference to Exhibit 10.35 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 2003 (File No. 1-8738) filed March 1, 2004).
*10.24	Employment Agreement, dated as of September 17, 2002 by and between Sealy Corporation and Kenneth L. Walker (incorporated herein by reference to Exhibit 10.36 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 2002 (File No. 1-8738) filed March 3, 2003).
*10.25	Employment Agreement, dated as of May 25, 2001 by and between Sealy Corporation and Charles Dawson (incorporated herein by reference to Exhibit 10.37 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 2002 (File No. 1-8738) filed March 3, 2003).
*10.26	Employment Agreement, dated as of October 1, 2002 by and between Sealy Corporation and G. Michael Hofmann (incorporated herein by reference to Exhibit 10.38 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 2002 (File No. 1-8738) filed March 3, 2003).
†*10.27	Amended Employment Agreement, dated as of January 14, 2005 by and between Sealy Corporation and James B. Hirshorn.
*10.28	Sealy Corporation Executive Severance Benefit Plan dated January 25, 1993 (incorporated herein by reference to the appropriate Exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738)).
†*10.29	Sealy Corporation Directors' Deferred Compensation Plan dated December 13, 2004.
†*10.30	Form of Stock Option Agreement (Special Retirement Only), dated as of July 20, 2004 by and between Sealy Corporation and Bruce G. Barman.
†*10.31	Form of Stock Option Agreement (Special Retirement Only), dated as of July 20, 2004 by and between Sealy Corporation and Jeffrey C. Claypool.
†*10.32	Form of Stock Option Agreement (Special Retirement Only), dated as of July 20, 2004 by and between Sealy Corporation and Lawrence J. Rogers.
†12.1	Computation of Ratio of Earnings to Fixed Charges.
†14.1	Sealy's Business Conduct Policy and Guidelines adopted in 1999.
21.1	List of Subsidiaries of Sealy Mattress Corporation.
†31.1	Chief Executive Officer Certification of the Type Described in Rule13a-14(a) and Rule 15d-14(a)
†31.2	Chief Financial Officer Certification of the Type Described in Rule 13a-14(a) and Rule 15d-14(a)
†32.1	Certification pursuant to 18 U.S.C. Section 1350.

99.1	Certificate of Ownership and Merger merging Sealy Holdings, Inc. with and into Sealy Mattress Corporation dated as of November 5, 1991. (Incorporated herein by reference to the appropriate Exhibit to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1991 (File No. 1-8738)).
99.2	Sealy Mattress Corporation Executive Severance Benefit Plan dated January 25, 1993. (Incorporated herein by reference to the appropriate Exhibit to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738)).

*
Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K.

†
A copy of this exhibit is being filed with this Annual Report on Form 10-K.

Schedule II

Valuation and Qualifying Accounts
Sealy Mattress Corporation and Subsidiaries

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Described	Deductions— Describe		Balance at End of Period
YEAR ENDED NOVEMBER 28, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$17,596	$3,149	—	$12,175	(1)	$8,570
Reserve for discounts and returns	5,433	19,238	—	18,465	(2)	6,206
Reserve for inventory obsolescence	2,163	360	—	988	(4)	1,535
Deferred tax asset valuation	13,908	5,855	—	—		19,763

	$39,100	$28,602	—	$31,628		$36,074

YEAR ENDED NOVEMBER 30, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$24,777	$5,047	—	$12,228	(1)	$17,596
Reserve for discounts and returns	1,566	29,465	—	25,598	(2)	5,433
Reserve for inventory obsolescence	1,594	569	—	—		2,163
Deferred tax asset valuation	6,744	7,164	—	—		13,908

	$34,681	$42,245	—	$37,826		$39,100

YEAR ENDED DECEMBER 1, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$20,481	$31,252	—	$26,956	(1)	$24,777
Reserve for discounts and returns	1,612	21,963	—	22,009	(2)	1,566
Reserve for inventory obsolescence	1,983	(389)	—	—		1,594
Deferred tax asset valuation	12,002	—	—	5,258	(3)	6,744

	$36,078	$52,826	—	$54,223		$34,681

(1)
Uncollectible accounts written off, net of recoveries

(2)
Cash discounts taken and accommodation returns

(3)
Sale of Malachi Mattress America, adjustment of NOL carryforwards

(4)
Net deductions recorded to the inventory reserve to appropriately adjust balance.

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, Sealy Mattress Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALY CORPORATION
By:	/s/ DAVID J. MCILQUHAM David J. McIlquham Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES B. HIRSHORN James B. Hirshorn	Executive Vice President and Chief Financial Officer (Principal Accounting Officer) and Director	February 28, 2005
/s/ DAVID J. MCILQUHAM David J. McIlquham	Director	February 28, 2005
/s/ STEVEN BARNES Steven Barnes	Director	February 28, 2005
/s/ SIMON E. BROWN Simon E. Brown	Director	February 28, 2005
/s/ BRIAN F. CARROLL Brian F. Carroll	Director	February 28, 2005
/s/ JAMES W. JOHNSTON James W. Johnston	Director	February 28, 2005
/s/ DEAN B. NELSON Dean B. Nelson	Director	February 28, 2005
/s/ SCOTT M. STUART Scott M. Stuart	Director	February 28, 2005

QuickLinks

PART I
PART II
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
SEALY MATTRESS CORPORATION Consolidated Balance Sheets (in thousands, except share amounts)
SEALY MATTRESS CORPORATION Consolidated Statements Of Operations (in thousands)
SEALY MATTRESS CORPORATION Consolidated Statements Of Cash Flows (in thousands)
SEALY MATTRESS CORPORATION Notes To Consolidated Financial Statements
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Balance Sheet November 28, 2004 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Balance Sheet November 30, 2003 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Statements of Operations Year Ended November 28, 2004 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Statements of Operations Year Ended November 30, 2003 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Statements of Operations Year Ended December 1, 2002 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Statements of Cash Flows Year Ended November 28, 2004 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Statements of Cash Flows Year Ended November 30, 2003 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Statements of Cash Flows Year Ended December 1, 2002 (in thousands)
PART III
SUMMARY COMPENSATION TABLE
OPTION GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR AND FY-END OPTION VALUES
PART IV
Valuation and Qualifying Accounts Sealy Mattress Corporation and Subsidiaries
SIGNATURES