Form 10-Q
period 2005-02-27
Sealy Mattress CORP
filed 2005-04-13
CIK 1295735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 27, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Commission file number 333-117081-27

SEALY MATTRESS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-1178482
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Sealy Drive
One Office Parkway
Trinity, North Carolina	27370
(Address of principal executive offices)	(Zip Code)

(336) 861-3500

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of April 12, 2005 is approximately: 1,000.

PART I. FINANCIAL INFORMATION

Item 1—Financial Statements

SEALY MATTRESS CORPORATION

Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Quarter Ended
	February 27, 2005	February 29, 2004
Net sales—Non-affiliates	$359,023	$312,609
Net sales—Affiliates (Note 13)	—	5,589
Total net sales	359,023	318,198

Cost of goods sold—Non-affiliates	199,973	180,393
Cost of goods sold—Affiliates (Note 13)	—	3,208
Total cost of goods sold	199,973	183,601

Gross Profit	159,050	134,597

Selling, general and administrative	108,331	101,626
Amortization of intangibles	175	294
Royalty income, net of royalty expense	(2,628)	(3,384)
Income from operations	53,172	36,061
Interest expense	17,799	16,944
Other income (Note 7)	(93)	(434)
Income before income tax expense	35,466	19,551
Income tax expense	13,613	8,290
Net income	$21,853	$11,261

See accompanying notes to condensed consolidated financial statements.

 SEALY MATTRESS CORPORATION

Condensed Consolidated Balance Sheets
(in thousands)

	February 27, 2005	November 28, 2004*
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,838	$22,779
Accounts receivable, net of allowances for bad debts, cash discounts and returns	197,375	172,829
Inventories (Note 3)	57,177	51,923
Assets held for sale	4,370	8,983
Prepaid expenses, deferred taxes and other current assets	31,299	42,611
	328,059	299,125

Property, plant and equipment—at cost	312,255	309,919
Less: accumulated depreciation	(148,380)	(145,740)
	163,875	164,179
Other assets:
Goodwill (Note 5)	385,863	387,508
Other intangibles (Note 5)	4,411	4,555
Debt issuance costs, net, and other assets	41,061	41,910
	431,335	433,973
	$923,269	$897,277

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term obligations (Note 6)	$12,025	$8,542
Accounts payable	107,911	96,566
Accrued incentives and advertising	33,380	35,829
Accrued compensation	41,080	37,142
Accrued interest	13,054	27,366
Other accrued expenses	43,382	49,795
	250,832	255,240

Due to parent company	3,405	3,376
Long-term obligations, net of current portion (Note 6)	977,361	965,795
Other noncurrent liabilities	43,619	45,774
Deferred income taxes	12,647	10,835
Commitments and contingencies (Note 12)	—	—

Stockholders’ deficit (Note 11):
Common stock	—	—
Additional paid-in capital	458,620	458,620
Accumulated deficit	(826,305)	(848,158)
Accumulated other comprehensive loss	3,090	5,795
	(364,595)	(383,743)
	$923,269	$897,277

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

SEALY MATTRESS CORPORATION

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Quarter Ended
	February 27, 2005	February 29, 2004
Net cash provided by (used in) operating activities	$1,892	$(18,452)

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(5,698)	(5,342)
Proceeds from the sale of property, plant and equipment	4,648	—
Net cash used in investing activities	(1,050)	(5,342)

Cash flows from financing activities:
Repayments of long-term obligations	(5,000)	—
Net borrowings under revolving credit facilities	17,251	—
Treasury stock repurchase	—	(508)
Equity issuances	—	314
Other	2,938	817
Net cash provided by financing activities	15,189	623

Effect of exchange rate changes on cash	(972)	(88)

Change in cash and cash equivalents	15,059	(23,259)
Cash and cash equivalents:
Beginning of period	22,779	101,100
End of period	$37,838	$77,841

Supplemental disclosures:
Selected noncash items:
Non-cash compensation	$156	$—
Depreciation and amortization	5,488	6,123
Non-cash interest expense associated with:
Debt issuance costs	1,220	1,422
Premium on Senior Subordinated Notes, net	—	(173)
Net interest income associated with interest rate swap and cap agreements	(334)	(342)

See accompanying notes to condensed consolidated financial statements.

SEALY MATTRESS CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 1:                       Basis of Presentation

The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Sealy Mattress Corporation and its subsidiaries (the “Company”).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended November 28, 2004.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures on contingent assets and liabilities at quarter end and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

On April 6, 2004, Sealy Corporation, owner of 100% of the Company’s common stock, completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) whereby KKR acquired 92% of Sealy Corporation’s capital stock.  Certain of Sealy Corporation’s previous stockholders, including affiliates of Bain Capital, LLC and others, retained an 8% interest in Sealy Corporation’s stock.  The merger was accounted for as a recapitalization. Subsequent to the recapitalization, the Company received as contributed capital all of Sealy Corporation’s 100% interest in Sealy Mattress Company.  The Company also replaced Sealy Corporation as the parent-guarantor of the 8.25% Senior Subordinated Notes due 2014 issued by Sealy Mattress Company.  Accordingly, the Company is now the reporting guarantor-parent company and as a result of being an entity under common control has reflected the operation of Sealy Corporation prior to April 6, 2004 in a manner similar to a pooling-of-interests.  Additionally, all assets, liabilities, and stockholders’ deficit of Sealy Corporation existing upon the completion of the recapitalization as of April 6, 2004 has been pushed down to and included with those of the Company for all periods presented.  Therefore, all reported amounts for the three months ended February 27, 2005 are comparable in all material respects to those for the prior periods presented herein except as to common stock and additional paid-in capital, which reflect the respective outstanding shares of the Company and Sealy Corporation.  Subsequent to the recapitalization, none of the activity of Sealy Corporation has been or will be included in the consolidated financial statements of the Company and its subsidiaries.

Certain reclassifications of previously reported financial information were made to conform to the 2005 presentation.

Note 2:                       Stock Option and Restricted Stock Plans

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

For purposes of this pro forma disclosure, the estimated fair value of the options is amortized as an expense over the options’ vesting periods.

	Three months ended
	February 27, 2005	February 29, 2004
	(in thousands)
Net income, as reported	$21,853	$11,261
Add: Stock-based compensation expense included in reported net income net of related tax effects.	93	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(386)	(40)
Pro forma net income	$21,560	$11,221

The Company recognized approximately $0.2 million of expense during the three months ended February 27, 2005 resulting from accretion of an obligation to three executives of the Company for their right to put to the Company, upon their retirement, shares of Sealy Corporation currently held as vested or partially vested options.

Note 3:                       Inventories

The major components of inventories were as follows:

	February 27, 2005	November 28, 2004
	(in thousands)
Raw materials	$29,969	$27,269
Work in process	18,272	16,626
Finished goods	8,936	8,028
	$57,177	$51,923

Note 4:                       Warranty Costs

The Company’s warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy-branded products, and a 20-year warranty on its new TrueFormTM product line introduced late in the first quarter of fiscal 2005. The Company’s policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The change in the company’s accrued warranty obligations for the periods ending February 29, 2004, November 28, 2004, and February 27, 2005 was as follows (in thousands):

	February 27, 2005	November 28, 2004	February 29, 2004

Accrued warranty obligations at beginning of period	$13,857	$9,135	$9,135
Warranty claims	(3,814)	(14,607)	(3,051)
Warranty provisions	3,271	19,329	2,977

Accrued warranty obligations at end of period	$13,314	$13,857	$9,061

Note 5:                       Goodwill and Other Intangible Assets

In accordance with FAS 142, the Company reviews the carrying amounts of goodwill and certain other intangibles for impairment at least annually, or when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.  The Company has not recorded any impairment charges during the three months ended February 27, 2005 or February 29, 2004.

The changes in the carrying amount of goodwill for the three months ended February 27, 2005, are as follows (in thousands):

Balance as of November 28, 2004	$387,508
Decrease due to foreign currency translation	(1,645)

Balance as of February 27, 2005	$385,863

Total other intangibles of $4.4 million (net of accumulated amortization of $4.7 million) as of February 27, 2005 primarily consist of acquired licenses, which are amortized on the straight-line method over periods ranging from 5 to 15 years, and an intangible asset consisting of unamortized pension prior service costs of $1.2 million.

Note 6:                       Long-Term Obligations

Long-term debt as of February 27, 2005 and November 28, 2004 consisted of the following:

	February 27, 2005	November 28, 2004
	(in thousands)
Senior Revolving Credit Facility	$22,148	$5,000
Senior Secured Term Loan	465,000	470,000
Senior Unsecured Term Loan	100,000	100,000
Senior Subordinated Notes	390,000	390,000
Other	12,238	9,337
	989,386	974,337
Less current portion	(12,025)	(8,542)
	$977,361	$965,795

The total borrowing capacity under the senior revolving credit facility is $125 million, of which up to $25 million may be borrowed in Canada.  At February 27, 2005, amounts outstanding under the senior revolving credit facility included $16.5 million and $5.6 million under the U.S. and Canadian portions of the facility, respectively.  At February 27, 2005, the Company had approximately $75.1 million total available under the revolving credit facility after taking into account letters of credit issued totaling $27.8 million.

Annually, the Company may be required to make principal prepayments equal to 50% of excess cash flow for the preceding fiscal year, as defined in its senior secured credit agreement.  At February 27, 2005, the Company is unable to determine the amount of such required prepayment, if any, that would be due in the first quarter of fiscal 2006 with respect to any excess cash flow for the 2005 fiscal year.

The Company intends to amend its senior secured credit facility in April of 2005. The final terms and timing of the refinancing, if it occurs, will depend on market conditions and other factors.  In connection with the amendment, amounts outstanding under the senior secured term loan will increase to $565 million.  The additional $100 million borrowing will be used for the repayment of the outstanding senior unsecured term loan.  Management believes that the amended senior secured credit facility will have substantially the same terms as the existing facility, although the interest rate margins under the new facility will likely be lower than those under the existing facility.  The Company expects to incur certain costs in the second quarter of fiscal 2005 in connection with the amendment resulting from related fees, expenses, and, depending upon the final terms of the amended facility, the write-off of deferred debt issuance costs associated with the existing facilities.

Note 7:                       Other Income

Other income includes interest income of $0.1 million and $0.4 million for the quarters ended February 27, 2005 and February 29, 2004, respectively.

Note 8:                       Recently Issued Accounting Pronouncements

In November of 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges.  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  This statement is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as of the beginning of fiscal 2006, and does not expect that it will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued FAS 123 (Revised), “Share-Based Payment” (“FAS 123R”) which replaces FAS 123 and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  This statement requires compensation costs relating to share-based payment transactions to be recognized in financial statements based upon the fair value of the award.  FAS 123R eliminates the option to account for the cost of stock-based compensation using the intrinsic value method as allowed under APB 25.  Having no publicly traded equity securities, the Company is considered a “nonpublic entity” as defined in the statement.  FAS 123R is effective for nonpublic entities for fiscal years beginning after December 15, 2005.  Therefore, the Company expects to adopt FAS 123R as of the beginning of its fiscal year ending December 2, 2007.  The Company currently measures compensation costs related to its share-based awards under APB 25, as allowed by FAS 123, and provides pro forma disclosure in the notes to the financial statements of the effects of accounting for share-based payments under FAS 123, as required by that standard (Note 2).  The Company expects the adoption of FAS 123R to have an impact on its results of operations.  The Company is still in the process of evaluating the extent of such impact.

Note 9:                       Hedging Strategy

In 2000, the Company entered into an interest rate swap agreement that effectively converted $236 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, $12.9 million previously recorded in accumulated other comprehensive loss as of the date of dedesignation was being amortized into interest expense over the remaining life of the interest rate swap agreement. Due to the retirement of the existing debt in connection with the April 2004 recapitalization, the remaining $4.7 million previously recorded in accumulated other comprehensive loss was charged to expense during the second fiscal quarter of 2004. Prior to the recapitalization, for the three months ended February 29, 2004, $0.6 million was amortized into interest expense. Prior to June 3, 2002, the changes in the fair market value of the interest rate swap were recorded in accumulated other comprehensive income (loss). Subsequent to June 3, 2002, changes in the fair market value of the interest rate swap are recorded in interest expense. For the three months ended February 27, 2005 and February 29, 2004, $0.4 million and $2.1 million, respectively,  was recorded as net interest expense as a result of the cash requirements of the swap net of the non-cash interest associated with the change in its fair market value.  At February 27, 2005 and November 28, 2004, the fair value carrying amount of this instrument was recorded as follows:

	February 27, 2005	November 28, 2004
	(in thousands)
Accrued interest payable	$825	$1,162
Other accrued expenses	2,440	3,030
Other noncurrent liabilities	1,342	2,250
	$4,607	$6,442

During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $236 million of debt previously converted to fixed rate debt through December 2006. This interest rate swap agreement was not designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. For the three months ended February 27, 2005 and February 29, 2004, $0.4 million and $2.1 million, respectively, was recorded as a reduction of net interest expense as a result of the cash interest received on the swap net of the non-cash interest associated with the change in its fair market value. At February 27, 2005 and November 28, 2004, the fair value carrying amount of this instrument was a net asset of $1.0 million and $2.2 million, respectively, with $1.0 million and $1.8 million recorded in prepaid expenses and other current assets, and $0.0 million and $0.3 million recorded in noncurrent assets, respectively.

The Company also entered into an interest rate cap agreement during the second quarter of 2002 with a notional amount of $175.0 million that caps the LIBOR rate on which the floating rate debt is based at 8% through December 2006. This agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. The fair value of this instrument is not material.

In June 2004, the Company entered into an additional swap agreement that has the effect of converting $200 million of the floating-rate debt under the Company’s new senior credit facilities to a fixed-rate basis through November 2005, declining to $150 million through November 2007.  The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate.  Accordingly, the effective portion of changes in the market value of the swap is recorded in other comprehensive income (loss). As of February 27, 2005, $0.6 million was recorded in interest expense.  At February 27, 2005 and November 28, 2004, the fair value carrying amount of the instrument was recorded as follows:

	February 27, 2005	November 28, 2004
	(In thousands)
Accrued interest payable	$663	$978
Other accrued expenses	616	1,420
Long term receivable	(1,326)	(377)
	$(47)	$2,021

At February 27, 2005 and November 28, 2004, accumulated other comprehensive income (loss) associated with the interest rate swaps was $0.4 million and $(0.6) million, respectively.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and option contracts. The Company does not designate its foreign currency hedges for accounting purposes, therefore all changes in fair value are charged to earnings.  At February 27, 2005, the Company had forward contracts to sell a total of 26.5 million Canadian dollars with expiration dates ranging from March 3, 2004 through November 15, 2005.  At February 27, 2005 and November 28, 2004, the fair value of the Company’s net obligation under the forward contracts was a liability of $1.4 million and $3.1 million, respectively.  For the quarter ended February, 27, 2005, the Company recognized foreign currency transaction gains of $2.4 million, compared with gains of $1.0 million for the first quarter of 2004.

Note 10:                Defined Benefit Pension Expense

The components of net periodic pension cost recognized for the Company’s defined benefit pension plan for the three months ended February 27, 2005 and February 29, 2004 are as follows (in thousands):

	Three months ended
	February 27, 2005	February 29, 2004
Service cost	$158	$119
Interest cost	191	180
Expected return on plan assets	(178)	(136)
Amortization of unrecognized losses	63	188
Amortization of unrecognized transition asset	(22)	(22)
Amortization of unrecognized prior service cost	44	40

Net periodic pension cost*	$256	$369

Cash contributions	$—	$129

* Net periodic pension costs recognized for the three months ended February 27, 2005 are based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2005.  Similarly, net periodic pension costs for the three months ended February 29, 2004 were based upon preliminary estimates.

The Company expects to make additional cash contributions to the plan of approximately $1.0 million during the remainder of fiscal 2005.

Note 11:                Stockholders’ Deficit

Total comprehensive income for the quarters ended February 27, 2005 and February 29, 2004 was $19.1 million and $14.5 million, respectively.

Activity in Stockholders’ deficit is as follows (dollars in thousands):

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at November 28, 2004		$—	$458,620	$(848,158)	$5,795	$(383,743)
Comprehensive Income:
Net income for the three months ended February 27, 2005	$21,853	—	—	21,853	—	21,853
Change in fair value of cash flow hedge	1,053	—	—	—	1,053	1,053
Foreign currency translation adjustment	(3,758)	—	—	—	(3,758)	(3,758)

Balance at February, 27 2005	$19,148	$—	$458,620	$(826,305)	$3,090	$(364,595)

Note 12:                Contingencies

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval, and has concluded a pilot test of the groundwater remediation system. The Company has received approval from the New Jersey Department of Environmental Protection of a remediation plan for the sediment in Oakeys Brook adjoining the site, which the Company expects to start in 2005.  The Company is also monitoring ground water at the site.  The Company has recorded a reserve for $2.4 million ($3.0 million prior to discounting at 4.75%) associated with this remediation project, and it is reasonably possible that up to an additional $0.3 million may be incurred to complete the project.

The Company is also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Environmental Protection approval of the remediation plan. The Company has completed essentially all soil remediation under the remediation plan and is currently monitoring groundwater at the site. The Company has identified cadmium in the ground water at the site and intends to address that during 2005.  The Company has recorded a reserve of approximately $0.4 million associated with the additional work and ongoing monitoring.  The Company believes the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility.

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

In 2000, Montgomery Ward, a customer of Sealy, declared bankruptcy and filed for protection under Chapter 7 of the U.S. Bankruptcy Code. In 2003, the bankruptcy trustee filed a claim of $3.7 million associated with certain alleged preferential payments by Montgomery Ward to Sealy. In December of 2004 the Company reached a settlement of this matter with the bankruptcy trustee for $0.2 million, which has been approved by the bankruptcy court.

Note 13:                Related Party Transactions

The Company previously contributed cash and other assets to Mattress Holdings International LLC (“MHI”), a company which was controlled by the Company’s previous largest stockholder, Bain Capital, LLC (“Bain”), in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers. The equity ownership of MHI was transferred from Bain to the Company in November 2002. In 1999, MHI, indirectly through a Bain controlled holding company, acquired a minority interest in Mattress Holdings Corporation (“MHC”). MHC owns an interest in Mattress Discounters Corporation (“Mattress Discounters”), a domestic mattress retailer.

In October 2002, Mattress Discounters filed a voluntary joint petition with the U.S. Bankruptcy Court for the District of Maryland for reorganization under Chapter 11 of the U.S. Bankruptcy Code and was operating as a debtor in possession under the Bankruptcy Code. Effective March 14, 2003, Mattress Discounters emerged from bankruptcy. At the time Mattress Discounters filed for bankruptcy protection, the Company had recorded in its financial statements a $12.5 million participation in Mattress Discounters’ banking facility and $16.0 million in trade receivables. The Company had fully-reserved the trade receivables. As part of the approved bankruptcy settlement, the Company received a non-controlling minority interest in Mattress Discounters and a $12.9 million secured note, guaranteed by MHC. Other entities affiliated with Bain also received a minority interest in Mattress Discounters. Sealy consummated the sale to MHC of the $12.9 million note and the equity interest that the Company received in the Mattress Discounters bankruptcy, as well as MHI’s equity interest in MHC for $13.6 million. As a result of these transactions, the Company no longer has any direct interest in Mattress Discounters other than trade receivables in the normal course of business.   In addition, as a result of the acquisition by KKR on April 6, 2004, Bain relinquished its controlling interest in the Company and Mattress Discounters ceased to be considered an affiliate of the Company subsequent to that date.  Fiscal 2004 sales and cost of sales to Mattress Discounters during its period of affiliation with the Company up to April 6, 2004 are reported in the statement of operations as sales and cost of sales to affiliate.  The Company believes that the terms on which mattresses were supplied to Mattress Discounters while an affiliate were not materially different than those that might reasonably be obtained in a comparable transaction on an arm’s length basis from a person that is not an affiliate or related party.

During the three months ended February 27, 2005, the Company paid management fees of $0.7 million to KKR.  Also during the three months ended February 27, 2005, the Company incurred $0.7 million for consulting services provided by Capstone Consulting LLC, the chief executive officer of which is on the Company’s board of directors.

Note 14:                Segment Information

The Company has determined that it has two operating segments, domestic and international, that qualify for aggregation as prescribed in SFAS 131. Accordingly, the Company has one reportable industry segment, the manufacture and marketing of conventional and specialty bedding. During the first quarter of 2005 and 2004 no one customer represented 10% or more of total net sales. Sales outside the United States were $72.3 million and $63.7 million for the first quarter of 2005 and 2004, respectively. In addition, long-lived assets (principally property, plant and equipment and other investments) outside the United States were $52.3 million and $ 53.5 million as of February 27, 2005 and November 28, 2004, respectively.

Geographic distribution of sales:

	February 27, 2005		February 29, 2004
	(dollars in millions)

US domestic	$286.7	79.9%	$254.5	80.0%

International:
Canada	28.4	7.9	24.3	7.6
Europe	25.6	7.1	23.0	7.2
Mexico	6.3	1.8	6.4	2.0
Other International Locations	12.0	3.3	10.0	3.2

Total international	72.3	20.1	63.7	20.0
Total company	$359.0	100.0%	$318.2	100.0%

Note 15:                Guarantor/Non-Guarantor Financial Information

The Parent (as defined below) and each of the subsidiaries of Sealy Mattress Company (the “Issuer”) that guarantee the Notes (as defined below) (the “Guarantor Subsidiaries”) has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the 8.25% Senior Subordinated Notes due in 2014 (the “Notes”) of the Issuer. Substantially all of the Issuer’s operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer’s debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer’s subsidiaries, could limit the Issuer’s ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of the Issuer’s principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Notes.

The following supplemental consolidating condensed financial statements present:

1.               Condensed consolidating balance sheets as of February 27, 2005 and November 28, 2004 and condensed consolidating statements of operations and cash flows for the three months ended February 27, 2005 and February 29, 2004.

2                  Sealy Corporation, for periods prior to April 6, 2004, and Sealy Mattress Corporation, as Successor to Sealy Corporation from April 6, 2004 (see Note 1) (each, for the respective period, the “Parent” and a “guarantor”), the Issuer, combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method (see Note 1).

3.               Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

Separate financial statements of each of the Guarantor Subsidiaries are not presented because management believes that these financial statements would not be material to investors.

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Balance Sheet
February 27, 2005
(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$2	$4,115	$33,721	$—	$37,838
Accounts receivable, net	—	25	139,480	57,870	—	197,375
Inventories	—	2,810	38,098	16,269	—	57,177
Assets held for sale	—	—	4,370	—	—	4,370
Prepaid expenses, deferred income taxes and other current assets	—	3,808	22,997	4,494	—	31,299
	—	6,645	209,060	112,354	—	328,059
Property, plant and equipment, at cost	—	6,982	235,692	69,581	—	312,255
Less accumulated depreciation	—	(3,694)	(124,316)	(20,370)	—	(148,380)
	—	3,288	111,376	49,211	—	163,875
Other assets:
Goodwill	—	24,741	304,797	56,325	—	385,863
Other intangibles, net	—	—	4,231	180	—	4,411
Net investment in and advances to (from) subsidiaries	(373,891)	962,917	(208,027)	(100,435)	(280,564)	—
Debt issuance costs, net, and other assets	—	33,118	6,750	1,193	—	41,061
	(373,891)	1,020,776	107,751	(42,737)	(280,564)	431,335
Total assets	$(373,891)	$1,030,709	$428,187	$118,828	$(280,564)	$923,269

Liabilities And Stockholders’ deficit
Current liabilities:
Current portion—long-term obligations	$—	$—	$17	$12,008	$—	$12,025
Accounts payable	—	829	69,813	37,269	—	107,911
Accrued customer incentives and advertising	—	4	29,675	3,701	—	33,380
Accrued compensation	—	67	34,658	6,355	—	41,080
Accrued interest	—	699	12,312	43	—	13,054
Other accrued expenses	—	3,908	34,586	4,888	—	43,382
	—	5,507	181,061	64,264	—	250,832
Due to Parent Company	—	—	3,405	—	—	3,405
Long-term obligations	—	971,500	22	5,839	—	977,361
Other noncurrent liabilities	—	1,360	34,196	8,063	—	43,619
Deferred income taxes	(9,296)	824	14,675	6,444	—	12,647
Stockholders’ deficit	(364,595)	51,518	194,828	34,218	(280,564)	(364,595)
Total liabilities and stockholders’ deficit	$(373,891)	$1,030,709	$428,187	$118,828	$(280,564)	$923,269

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Balance Sheet
November 28, 2004
(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$2	$5,142	$17,635	$—	$22,779
Accounts receivable, net	—	61	106,511	66,257	—	172,829
Inventories	—	1,047	35,014	15,862	—	51,923
Assets held for sale	—	—	8,983	—	—	8,983
Prepaid expenses, deferred income taxes and other current assets	—	4,616	33,933	4,062	—	42,611
	—	5,726	189,583	103,816	—	299,125
Property, plant and equipment, at cost	—	6,962	233,339	69,618	—	309,919
Less accumulated depreciation	—	(3,620)	(123,132)	(18,988)	—	(145,740)
	—	3,342	110,207	50,630	—	164,179
Other assets:
Goodwill	—	24,741	304,773	57,994	—	387,508
Other intangibles, net	—	—	4,303	252	—	4,555
Net investment in and advances to (from) subsidiaries	(389,163)	941,617	(210,360)	(94,885)	(247,209)	—
Debt issuance costs, net, and other assets	—	33,729	7,094	1,087	—	41,910
	(389,163)	1,000,087	105,810	(35,552)	(247,209)	433,973
Total assets	$(389,163)	$1,009,155	$405,600	$118,894	$(247,209)	$897,277

Liabilities And Stockholders’ deficit
Current liabilities:
Current portion—long-term obligations	$—	$—	$22	$8,520	$—	$8,542
Accounts payable	—	189	56,056	40,321	—	96,566
Accrued customer incentives and advertising	—	1,552	28,549	5,728	—	35,829
Accrued compensation	—	270	29,622	7,250	—	37,142
Accrued interest	—	2,518	24,790	58	—	27,366
Other accrued expenses	—	5,428	39,857	4,510	—	49,795
	—	9,957	178,896	66,387	—	255,240
Due to (from) Parent Company	3,876	(500)	—	—	—	3,376
Long-term obligations	—	965,000	21	774	—	965,795
Other noncurrent liabilities	—	2,254	34,847	8,673	—	45,774
Deferred income taxes	(9,296)	122	13,101	6,908	—	10,835
Stockholders’ deficit	(383,743)	32,322	178,735	36,152	(247,209)	(383,743)
Total liabilities and stockholders’ deficit	$(389,163)	$1,009,155	$405,600	$118,894	$(247,209)	$897,277

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Operations
Three Months Ended February 27, 2005
(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$15,385	$280,555	$68,739	$(5,656)	$359,023

Costs and expenses:
Cost of goods sold	—	9,130	152,495	44,004	(5,656)	199,973

Selling, general and administrative	—	1,537	87,487	19,307	—	108,331
Amortization of intangibles	—	—	72	103	—	175
Royalty (income) expense, net	—	—	(3,102)	474	—	(2,628)
Income from operations	—	4,718	43,603	4,851	—	53,172
Interest expense	76	17,517	(73)	279	—	17,799
Other income, net	—	—	(2)	(91)	—	(93)
Income from equity investees	(21,900)	(19,590)	—	—	41,490	—
Income from non-guarantor equity investees	—	—	(2,423)	—	2,423	—
Capital charge and intercompany interest allocation	—	(16,549)	15,803	746	—	—
Income before income taxes	21,824	23,340	30,298	3,917	(43,913)	35,466
Income tax expense (benefit)	(29)	1,440	10,708	1,494	—	13,613
Net income	$21,853	$21,900	$19,590	$2,423	$(43,913)	$21,853

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Operations
Three Months Ended February 29, 2004
(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-Affiliates	$—	$10,699	$244,348	$61,480	$(3,918)	$312,609
Net sales—Affiliates	—	—	5,589	—	—	5,589
Total net sales	—	10,699	249,937	61,480	(3,918)	318,198
Costs and expenses:
Cost of goods sold— Non-Affiliates	—	6,997	138,776	38,538	(3,918)	180,393
Cost of goods sold— Affiliates	—	—	3,208	—	—	3,208
Total cost of goods sold	—	6,997	141,984	38,538	(3,918)	183,601
Selling, general and administrative	21	3,233	80,833	17,539	—	101,626
Amortization of intangibles	—	—	72	222	—	294
Royalty (income) expense, net	—	—	(3,651)	267	—	(3,384)
Income (loss) from operations	(21)	469	30,699	4,914	—	36,061
Interest expense	1,309	15,340	2	293	—	16,944
Other income	—	—	(187)	(247)	—	(434)
Income from equity investees	(11,261)	(11,241)	—	—	22,502	—
Income from nonguarantor equity investees	—	(216)	(2,206)	—	2,422	—
Capital charge and intercompany interest allocation	(1,330)	(14,530)	15,198	662	—	—
Income before income taxes	11,261	11,116	17,892	4,206	(24,924)	19,551
Income tax expense (benefit)	—	(145)	6,651	1,784	—	8,290
Net income	$11,261	$11,261	$11,241	$2,422	$(24,924)	$11,261

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows
Three Months Ended February 27, 2005
(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(1,501)	$249	$3,144	$—	$1,892
Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	(34)	(5,599)	(65)	—	(5,698)
Proceeds from the sale of property, plant and equipment	—	—	4,648	—	—	4,648
Net activity in investment in and advances to (from) subsidiaries and affiliates	—	(4,965)	(354)	5,319	—	—
Net cash provided by (used in) investing activities	—	(4,999)	(1,305)	5,254	—	(1,050)
Cash flows from financing activities:
Repayments of long-term obligations, net	—	(5,000)	—	—	—	(5,000)
Net borrowings under revolving credit facilities	—	11,500	—	5,751	—	17,251
Other	—	—	29	2,909	—	2,938
Net cash provided by financing activities	—	6,500	29	8,660	—	15,189
Effect of exchange rate changes on cash	—	—	—	(972)	—	(972)
Change in cash and cash equivalents	—	—	(1,027)	16,086	—	15,059
Cash and cash equivalents:
Beginning of period	—	2	5,142	17,635	—	22,779
End of period	$—	$2	$4,115	$33,721	$—	$37,838

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows
Three Months Ended February 29, 2004
(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$452	$(19,834)	$930	$—	$(18,452)
Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	(76)	(5,097)	(169)	—	(5,342)
Net activity in investment in and advances to (from) subsidiaries and affiliates	194	(343)	(235)	384	—	—
Net cash provided by (used in) investing activities	194	(419)	(5,332)	215	—	(5,342)
Cash flows from financing activities:
Treasury stock repurchase	(508)	—	—	—	—	(508)
Equity issuances	314	—	—	—	—	314
Other	—	(33)	—	850	—	817
Net cash provided by (used in) financing activities	(194)	(33)	—	850	—	623

Effect of exchange rate changes on cash	—	—	—	(88)	—	(88)

Change in cash and cash equivalents	—	—	(25,166)	1,907	—	(23,259)
Cash and cash equivalents:
Beginning of period	—	31	90,985	10,084	—	101,100
End of period	$—	$31	$65,819	$11,991	$—	$77,841

SEALY MATTRESS CORPORATION

Item 2.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Sealy Mattress Corporation, through our subsidiaries, is the largest bedding manufacturer in the world, with a 21% domestic market share in 2003. We estimate that our market share has increased slightly through February 27, 2005.  We manufacture and market a complete line of conventional bedding (innerspring) products including mattresses and box springs, holding leading positions in key market segments such as luxury bedding products and among leading retailers.  According to Home Furnishing News in 2003, the Sealy brand ranked 9th among the top 150 home products brands.  Our conventional bedding products include the SEALY®, SEALY POSTUREPEDIC®, STEARNS & FOSTER® and BASSETT® brands and account for approximately 88.4% of the our total net sales for the year ended November 28, 2004.  In addition to our innerspring bedding, we also produce a variety of foam latex and viscose foam bedding products.  Though sales of such products were not significant in the first quarter of 2005, we expect to experience growth in these product lines in 2005 as we seek to strengthen our competitive position in the specialty bedding (non-innerspring mattress) market.  We distinguish ourselves from our major competitors by maintaining our own component parts manufacturing capability and producing substantially all of our mattress innerspring requirements and approximately 48% of our boxspring component parts requirements.  We believe that our industry is resilient to economic downturns due in part to the large portion of purchases, approximately 70%, which are for mattress replacements.  The growth of the bedding industry has been supported by economic and demographic factors such as increasing disposable income among the “baby boomer” segment of the population, an increase in the number of bedrooms per home and also second home purchases, and growing awareness of the health benefits of quality sleep.

On April 6, 2004 our parent company, Sealy Corporation, completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) whereby KKR acquired approximately 92% of Sealy Corporation’s capital stock.  In connection with the merger, we recapitalized substantially all of our outstanding debt. A full description of the effects of the merger and recapitalization is included in our 2004 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2005.  Although we incurred substantially increased levels of debt in the recapitalization, our cost of capital was reduced due to lower interest rates on the new debt compared with our earlier financing, and our total interest costs have remained comparable with those prior to the recapitalization.  Due to our strong operating cash flow since the recapitalization, we have been able to repay $95 million of our senior secured term debt significantly ahead of schedule.  Our first quarter cash flow from operations, normally negative due primarily to semi-annual interest payments on our senior subordinated debt, was flat for the quarter ended February 27, 2005 due to the timing of payments for annual incentive bonuses and profit sharing contributions compared to the prior year.  Our strategy for the remainder of 2005 is to continue to deleverage our business through additional prepayments of our long-term debt as permitted by our senior credit agreements and our operating cash flow.

In 2004, we successfully completed the rollout of our new single-sided, “no-flip” Sealy UniCased® and Stearns & Foster TripLCased® product lines in the United States, Canada, and Mexico, representing the broadest product redesign in our history.  The manufacture and sale of these products for our Sealy Posturepedic lines began early in 2003, followed by the introduction  of the new Stearns & Foster lines in the first quarter of 2004.  Our initial profitability from the sales of these new products was limited as we worked to gain manufacturing efficiency with the new designs and supported our customers’ transition to the new products with price rollbacks.  In 2004, with these issues substantially behind us, we began to realize the anticipated contribution of these products to our sales growth and profitability, which has continued into the first quarter of 2005.  Our profitability has been further enhanced by rapid growth among our high-end price point ($1,000 and up) luxury bedding lines.  Our shares of the Luxury and Ultra-Luxury product segments are greater than our overall market share, and our Stearns & Foster and Luxury Posturepedic lines directly target these segments.

Late in the first quarter of 2005, we introduced our new TrueFormTM visco-elastic bedding product line to take advantage of the rapid growth of the specialty bedding market.  This market, which includes latex foam, visco-elastic and air-adjustable mattress products, has experienced substantial growth both domestically and internationally.  We believe that by successfully leveraging our strong brand advantage and our marketing and distribution capabilities, we have the potential to make significant gains in the specialty bedding market.

Our industry continues to be challenged by the high cost of steel and petroleum products, which affect the cost of our steel innerspring and our polyurethane foam and polyethylene component parts.  Thus far, we have been able to successfully address these cost pressures through a price increase announced in May of 2004 and cost reduction efforts.  During the first quarter of 2005, the cost of these components has continued to remain elevated above their recent historical averages, and we expect this trend to continue throughout the remainder of 2005.

Historically, the bedding industry has had limited exposure to competition from imports due to high shipping costs, short lead times, the large number of finished goods SKUs and the importance of brands.  Recently, however Chinese bedding manufacturers have begun to explore the feasibility of exporting their products into the United States.  We do not expect that competition from Chinese bedding imports will have a significant impact on our business.  We believe that by focusing on further improvements in the efficiency of our supply chain, controlling costs, and continuing to invest in product innovation and our brands, we can ensure that our domestically produced products will remain competitive with Chinese bedding imports. Furthermore, we believe that the relatively low labor content of our domestically produced mattresses lessens any competitive advantage provided by lower Chinese labor costs.

RESULTS OF OPERATIONS

Tabular Information

The following table sets forth our summarized results of operations for three months ended February 27, 2005 and February 29, 2004, expressed in millions of dollars as well as a percentage of each year’s net sales:

	For the three months ended
	February 27, 2005		February 29, 2004
	millions	percentage of net sales	millions	percentage of net sales

Total net sales	$359.0	100.0%	$318.2	100.0%
Total cost of goods sold	200.0	55.7	183.6	57.7

Gross Profit	159.0	44.3	134.6	42.3

Selling, general and administrative	108.3	30.2	101.6	31.9
Amortization of intangibles	0.2	0.1	0.3	0.1
Royalty income, net of royalty expense	(2.6)	(0.7)	(3.4)	(1.1)

Income from operations	53.1	14.8	36.1	11.3

Interest expense	17.8	5.0	16.9	5.3
Other (income) expense, net	(0.1)	—	(0.4)	(0.1)

Income before income taxes	35.4	9.9	19.6	6.2
Income taxes	13.6	3.8	8.3	2.6

Net income	$21.8	6.1%	$11.3	3.6%

Effective tax rate	38.4%		42.4%

The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

Geographic distribution of sales:

	Three Months Ended:
	February 27, 2005	February 29, 2004
US Domestic	79.9%	80.0%
International:
Canada	7.9	7.6
Europe	7.1	7.2
Mexico	1.8	2.0
Other	3.3	3.2
Total	100.0%	100.0%

The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	For the Three Months Ended:
	February 27, 2005		February 29, 2004
	Millions	percentage of net sales	millions	percentage of net sales

Total Domestic (US Dollars):
Total net sales	$286.7	100.0%	$254.5	100.0%
Total cost of goods sold	153.6	53.6	143.6	56.4
Gross profit	133.1	46.4	110.9	43.6

Total International (US Dollars):
Total net sales	72.3	100.0	63.7	100.0
Total cost of goods sold	46.4	64.2	40.0	62.8
Gross profit	25.9	35.8	23.7	37.2

Canada:
US Dollars:
Total net sales	28.4	100.0	24.3	100.0
Total cost of goods sold	17.3	60.9	14.3	58.8
Gross profit	11.1	39.1	10.0	41.2

Canadian Dollars:
Total net sales	34.5	100.0	31.9	100.0
Total cost of goods sold	21.5	62.3	18.9	59.2
Gross profit	13.0	37.7	13.0	40.8

Europe:
US Dollars:
Total net sales	25.6	100.0	23.0	100.0
Total cost of goods sold	17.3	67.6	15.3	66.5
Gross profit	8.3	32.4	7.7	33.5

Euros:
Total net sales	19.3	100.0	18.5	100.0
Total cost of goods sold	13.0	67.4	12.3	66.5
Gross profit	6.3	32.6	6.2	33.5

Other International (US Dollars):
Total net sales	18.3	100.0	16.4	100.0
Total cost of goods sold	11.8	64.5	10.4	63.4
Gross profit	$6.5	35.5%	$6.0	36.6%

Quarter Ended February 27, 2005 compared with Quarter Ended February 29, 2004

Net Sales.    Our net sales for the quarter ended February 27, 2005, were $359.0 million, an increase of $40.8 million, or 12.8% from the quarter ended February 29, 2004.  Total domestic sales were $286.7 million for the first quarter of 2005 compared to $254.5 million for the first quarter of 2004. The domestic sales increase of $32.2 million was attributable to a 1.7% increase in volume and a 10.8% increase in average unit selling price. The increase in average unit selling price is due primarily to price increases announced in May 2004 to offset the effects of rising steel costs, and an improved sales mix from our new UniCased® Posturepedic and TripLCased® Stearns & Foster lines.  Also, net sales for the first quarter of 2004 were reduced by the effects of close-out pricing on existing products in conjunction with the roll-out of our new Stearns & Foster product lines.  Total international sales were $72.3 million in the first quarter of 2005 compared to $63.7 million in the first quarter of 2004, an increase of $8.6 million, or 13.5%.  This increase was significantly influenced by favorable exchange rate fluctuations, most notably in our European and Canadian markets, where local currency sales gains of 4.3% and 8.2%, respectively, translated into gains of 11.3% and 16.8%, respectively, in US Dollars.  Local currency gains in our Canadian market were driven by a 1.9% increase in average unit selling price resulting from the successful introduction of our UniCased® product line, combined with a

6.2% increase in volume primarily attributable to gains among national retail accounts.  Sales gains in the European market were primarily attributable to a 10.5% increase in average unit selling price, partially offset by a 5.6% decline in volume. Elsewhere, sales gains in our South American markets were slightly offset by continued weakness in Mexico.

Cost of Goods Sold.    Our cost of goods sold for the quarter, as a percentage of net sales, decreased 2.0 percentage points to 55.7%.  Cost of goods sold for the domestic business decreased 2.8 percentage points to 53.6%.  This decrease (as a percentage of net sales) is due primarily to the increase in average unit selling price as discussed above, partially offset by increased material costs. On a per unit basis, material costs increased 14.2% relative to the first quarter of 2004 due primarily to increased steel and foam product costs as well as changes in the sales mix toward higher price-point products.  Variable conversion costs, however, decreased 8.3% primarily due to increased manufacturing efficiency, lower health insurance costs, and lower product return costs.  Fixed manufacturing costs increased 1.7% per unit primarily driven by increased supervisory wages and incentive compensation. Cost of goods sold for the international business increased 1.4 percentage points to 64.2%.  This increase is primarily due to higher material costs, partially offset by increased manufacturing efficiency in Canada associated with the new product lines and better product mix in Brazil and Argentina.

Selling, General, Administrative.    Our selling, general, and administrative expense as a percent of net sales was 30.2% and 31.9% for the quarters ended February 27, 2005 and February 29, 2004, respectively, a decrease of 1.7 percentage points.  This decrease is primarily the result of lower promotional, cooperative advertising and national advertising costs, which declined 1.7 percentage points as a percentage of net sales, as well as increased foreign currency exchange gains of $1.4 million over the prior year period, partially offset by higher salary and incentive compensation costs totaling $3.6 million over the first quarter of fiscal 2004 due to normal merit increases, higher administrative headcount and stronger performance relative to incentive compensation targets.

Royalty income, net of royalty expense.    Our royalty income, net of royalty expenses, for the three months ended February 27, 2005 decreased $0.8 million from the three months ended February 29, 2004, primarily due to lower domestic royalty revenue and higher royalty expenses in our international markets.

Interest Expense.    Our interest expense for the first quarter of fiscal 2005 increased $0.9 million over the prior year period primarily due to higher debt levels resulting from the April, 2004 recapitalization, largely offset by the lower borrowing costs on our debt.

Income Tax.    Our effective income tax rates differ from the Federal statutory rate principally because of the effect of certain foreign tax rate differentials and state and local income taxes. Our effective tax rate for the quarter ended February 27, 2005 is approximately 38.4% compared to 42.4% for quarter ended February 29, 2004.  No provision has been made for U.S. or foreign taxes on the undistributed earnings of our foreign subsidiaries permanently invested outside the United States.  Should we repatriate foreign earnings, we would have to adjust the income tax provision in the period our management determines that we would repatriate the earnings.  We are currently studying the impact of the one-time favorable foreign dividend provisions enacted on October 22, 2004, as part of the American Jobs Creation Act of 2004, and may decide to repatriate earnings of some of its foreign subsidiaries during fiscal 2005 if it qualifies for certain favorable foreign withholding rates.  We have not completed the evaluation of the range of amounts that may be repatriated and the related income tax effects.  We believe this evaluation will be completed by the end of the third quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Funds

Our principal sources of funds are cash flows from operations and borrowings under our senior secured revolving credit facility. Our principal use of funds consists of operating expenditures, payments of principal and interest on our senior credit agreements, capital expenditures and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $5.7 million for the three months ended February 27, 2005. We expect total 2005 capital expenditures to be approximately $30 million. We believe that annual capital expenditure limitations in our current debt agreements will not significantly prevent us from meeting our ongoing capital needs. At February 27, 2005, we had approximately $75.1 million available under our revolving credit facility after taking into account letters of credit issued totaling $27.8 million. Our net weighted average borrowing cost was 7.3% and 9.1% for the three months ended February 27, 2005 and February 29, 2004, respectively.  The decline in our borrowing cost was due to lower rates on our new debt as compared with that retired in the April 2004 recapitalization.

Debt

As part of the April 2004 recapitalization we incurred substantial debt, including new senior credit facilities consisting of a $125 million senior secured revolving credit facility with a six-year maturity, and a $560 million senior secured term loan facility with an eight-year maturity.  We also borrowed $100 million under a senior unsecured term loan, due in 2013, and issued $390 million aggregate principal amount of new Senior Subordinated Notes due 2014. Since the recapitalization and through February 27, 2005, we have repaid $95.0 million of the original $560.0 million outstanding under our senior secured term loan.  In doing so, we have effectively prepaid all principal payments due prior to the maturity of the loan in 2012.  Most of the prepayments have been funded out of our operating cash flow, along with $22.1 million outstanding under our senior secured revolving credit facility at February 27, 2005.  As of April 12, 2005, we have $7.1 million outstanding under our revolving credit facility.

Annually, we may be required to make principal prepayments equal to 50% of excess cash flow for the preceding fiscal year, as defined in our senior secured credit agreement.  At February 27, 2005, we were unable to determine the amount of such required prepayment, if any, that would be due in the first quarter of fiscal 2006 with respect to any excess cash flow for the 2005 fiscal year.

Borrowings under our new senior secured credit facilities bear interest at our choice of the Eurodollar rate or adjusted base rate (‘‘ABR’’), in each case, plus an applicable margin, subject to adjustment based on a pricing grid.  On August 6, 2004, we amended the senior secured credit facility to reduce the applicable margin by 25 basis points.  On March 15, 2005, Moody’s Investor Services upgraded the credit rating on our senior secured credit facility which, under the terms of the facility, resulted in a 25 basis point reduction in the applicable margin. On June 3, 2004, we entered into an interest rate swap agreement effective July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of the outstanding balance under the senior secured term loan through November 2005, declining to $150 million through November 2007.  To retain the designation of this swap as a hedging instrument, we must select the Eurodollar rate on the hedged portion of the senior secured term loan during the term of the swap.

The $100 million senior unsecured term loan will mature in 2013 and will bear interest at our choice of the Eurodollar rate or ABR, plus an applicable margin, subject to adjustment based on a pricing grid.  All principal amounts outstanding under the senior unsecured term loan are to be repaid at maturity.

We intend to amend our senior secured credit facility in April of 2005. The final terms and timing of the refinancing, if it occurs, will depend on market conditions and other factors.  In connection with the amendment, amounts outstanding under the senior secured term loan will increase to $565 million.  The additional $100 million borrowing will be used for the repayment of the outstanding senior unsecured term loan.  Management believes that the amended senior secured credit facility will have substantially the same terms as the existing facility, although the interest rate margins under the new facility will likely be lower than those under the existing facility.  We expect to incur certain costs in the second quarter of fiscal 2005 in connection with the amendment resulting from related fees, expenses, and, depending upon the final terms of the amended facility, the write-off of deferred debt issuance costs associated with the existing facilities.

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

At February 27, 2005 we were in compliance with the covenants contained within our senior credit agreements and note indenture.

Cash Flow Analysis

The following table summarizes our changes in cash:

	Three Months Ended:
	February 27, 2005	February 29, 2004
	(in millions)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$1.9	$(18.5)
Investing activities	(1.1)	(5.3)
Financing activities	15.2	0.6

Effect of exchange rate changes on cash	(1.0)	(0.1)

Change in cash and cash equivalents	15.0	(23.3)
Cash and cash equivalents:
Beginning of period	22.8	101.1
End of period	$37.8	$77.8

Quarter Ended February 27, 2005  Compared With Quarter Ended February 29, 2004

Cash Flows from Operating Activities.  Our cash flow from operations increased $20.4 million to $1.9 for the three months ended February 27, 2005, compared to $(18.5) million for the year ended February 29, 2004.  This improvement was primarily caused by a $17.6 million change in the timing of certain annual payments associated with incentive compensation and profit sharing payments.  The remaining increase was due to higher operating margins, partially offset by higher semi-annual interest payments on our public debt of $22.3 million in the first quarter of 2005 compared with $21.8 million in the first quarter of 2004.  The 2005 semi-annual payment included approximately eight months of interest rather than six as there was no scheduled payment on the new senior subordinated notes in June 2004.

Cash Flows from Investing Activities.  Our cash flows used in investing activities decreased approximately $4.2 million from the first quarter of 2004 primarily due to $4.6 million of proceeds from the sale of our former Randolph, Massachusetts manufacturing facility, which was closed in the second fiscal quarter of 2004.

Cash Flows from Financing Activities.  Our cash flow provided by financing activities for the three months ended February 27, 2005 increased $14.6 million over the three months ended February 29, 2004.  This was primarily due to additional net borrowings of $11.5 million and $5.6 million under the U.S. and Canadian portions of our senior secured revolving credit facility, respectively, as well as additional net short term borrowings at our European subsidiary that were approximately $2.5 million higher than in the first quarter of 2004.  These borrowings were offset by the repayment of $5.0 million on the senior secured term loan in the first quarter of 2005.  There were no significant principal payments on debt during the first quarter of 2004.

Income Taxes

Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision.   Despite our belief that our tax return positions are fully supportable, we have established reserves where we believe that certain tax positions are likely to be challenged and we may not fully prevail in overcoming these challenges.   We may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts.  Our tax expense includes the impact of reserve positions and changes to reserves that we consider appropriate, as well as related interest.  Because we are not currently undergoing examinations of any of our corporate income tax returns by tax authorities, we believe that it is unlikely that an audit could be initiated which would result in assessment and payment of taxes related to these positions during the remainder of 2005.  We also cannot predict when or if any other future tax payments related to these tax positions may occur.  Therefore, substantially all of the reserves for these positions are classified as noncurrent liabilities  in our balance sheet.

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

The covenants contained in our senior secured credit facilities are based on what we refer to herein as “Adjusted EBITDA”.  In the senior secured credit facilities, EBITDA is defined as net income plus interest, taxes, depreciation and amortization and Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance as discussed above.  Adjusted EBITDA is presented herein as it is a material component of these covenants. Non-compliance with such covenants could result in the requirement to immediately repay all amounts outstanding under such facilities. While the determination of “unusual items” is subject to interpretation and requires judgment, we believe the adjustments listed below are in accordance with covenants discussed above.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the three months ended February 27, 2005:

Three Months Ended February 27, 2005
(in millions)
Net Income	$21.9
Interest	17.8
Income Taxes	13.6
Depreciation and Amortization	5.5

EBITDA	$58.8
Management fees payable to KKR	0.5

Unusual items:
Post-closing residual plant costs	0.5
Other (various)	(0.2)

Adjusted EBITDA	$59.6

Adjusted EBITDA for the quarter ended February 29, 2004 was fixed and defined per the terms of our senior secured credit facilities as being $47.5 million.

The following table reconciles EBITDA to cash flow from operations:

	February 27, 2005	February 29, 2004
Net income	$21.9	$11.3
Interest	17.8	16.9
Income Taxes	13.6	8.3
Depreciation & Amortization	5.5	6.1
EBITDA	58.8	42.6
Adjustments to EBITDA to arrive at cash flow from operations:
Interest expense	(17.8)	(16.9)
Income taxes	(13.6)	(8.3)
Non-cash charges against (credits to) net income	10.4	0.8
Changes in operating assets & liabilities.	(35.9)	(36.7)
Cash flow from operations	$1.9	$(18.5)

Forward Looking Statements

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “expects,” “intends,” “projects” and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operational results. Any forward-looking statements contained in this report represent our management’s current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors.  These factors include, but are not limited to:

•                  the level of competition in the bedding industry;

•                  legal and regulatory requirements;

•                  the success of new products;

•                  our relationships with our major suppliers;

•                  fluctuations in costs of raw materials;

•                  our relationship with significant customers and licensees;

•                  our labor relations;

•                  departure of key personnel;

•                  encroachments on our intellectual property;

•                  product liability claims;

•                  the timing, cost and success of opening new manufacturing facilities;

•                  our level of indebtedness;

•                  interest rate risks;

•                  future acquisitions;

•                  an increase in return rates; and

•                  other risks and factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements include in this Quarterly Report on From 10-Q. Except as may be required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Information relative to the Company’s market risk sensitive instruments by major category at November 28, 2004 is presented under Item 7a of the registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2004.

Foreign Currency Exposures

Our earnings are affected by fluctuations in the value of our subsidiaries’ functional currency as compared to the currencies of our foreign denominated purchases. Foreign currency forward, swap and option contracts are used to hedge against the earnings effects of such fluctuations. The result of a uniform 10% change in the value of the U.S. dollar relative to currencies of countries in which we manufacture or sell our products would not be material to our earnings or financial position. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies with forward and option contracts. At February 27, 2005, we had forward contracts to sell a total of 26.5 million Canadian dollars with expiration dates ranging from March 3, 2005 through November 15, 2005.  At February 27, 2005, the fair value of our net obligation under the forward contracts was $1.4 million. We do not designate our foreign currency hedges for accounting purposes, therefore all changes in fair value are charged to earnings.

Interest Rate Risk

As more fully discussed in Note 9 to our Condensed Consolidated Financial Statements (Part I, Item 1 included herein), we had entered into two interest rate swap agreements associated with debt existing prior to the April 2004 recapitalization.  Although the related debt was repaid in connection with the recapitalization, the related swaps remain in effect and are scheduled to expire in December 2006.  Because the first swap converted a portion of our floating rate debt to a fixed rate and a subsequent swap effectively re-established a floating rate on the same debt, the effect of the two instruments on both cash flows and earnings is largely off-setting.  The combined fair value carrying amount of these swap instruments at February 27, 2005 and November 28, 2004 was a net obligation of $3.6 million and $4.3 million, respectively.

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

On June 3, 2004, we entered into an interest rate swap agreement effective July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of our outstanding balance under the senior secured term loan through November 2005, declining to $150 million through November 2007.  The fair value of this swap instrument was an asset of less than $0.1 million at February 27, 2005 and an obligation of $2.0 million at November 28, 2004.

A 10% increase or decrease in market interest rates that affect our interest rate derivative instruments would not have a material impact on our earnings during the next fiscal year.

Based on the unhedged portion of our variable rate debt outstanding at February 27, 2005, a 12.5 basis point increase or decrease in variable interest rates would have an approximately $0.5 million dollar impact on our annual interest expense.

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

In connection with the evaluation of our disclosure controls and procedures for the year ended November 28, 2004, and in connection with observations by our independent registered public accountants identified in their audit of our consolidated financial  statements, management identified certain deficiencies in our financial statement close process primarily related to the review and approval process for various account analyses and reserve/accrual calculations and the consolidated financial/balance sheet review process.  Management has discussed these deficiencies with our Audit Committee and we are currently addressing these deficiencies.  As part of the financial statement close process for the quarter ended February 27, 2005, we instituted an enhanced management review and approval process for various reserves and accruals.  In addition, we enhanced our balance sheet review procedures for the individual plant locations.  We expect to continue improving the financial statement close process in 2005 as we continue to prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Due to the recently announced one-year delay in the required compliance schedule for non-accelerated filers, we will be required to issue a management report on our assessment of internal controls over financial reporting in our Annual Report on Form 10-K for the year ended November 26, 2006.

There were no other changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 12 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)              Exhibits:

31.1  Chief Executive Officer Certification of the Quarterly Financial Statements.

31.2  Chief Financial Officer Certification of the Quarterly Financial Statements.

32    Certification pursuant to 18 U.S.C. Section 1350.

(b)             Reports on Form 8-K:

Press release announcing the financial results for the year ended November 28, 2004, filed March 2, 2005.

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

Date: April 13, 2005