Form 10-Q
period 2005-05-29
Sealy Mattress CORP
filed 2005-07-13
CIK 1295735

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 29, 2005
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

        The number of shares of the registrant's common stock outstanding as of June 30, 2005 was 1,000.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SEALY MATTRESS CORPORATION

Condensed Consolidated Statements of Operations

(in thousands)
(unaudited)

	Quarter Ended May 29, 2005	Quarter Ended May 30, 2004
Net sales—Non-affiliates	$355,890	$315,113
Net sales—Affiliates	—	1,441

Total net sales	355,890	316,554
Costs and expenses:
Cost of goods sold—Non-affiliates	198,777	179,110
Cost of goods sold—Affiliates	—	827

Total cost of goods sold	198,777	179,937

Gross profit	157,113	136,617
Selling, general and administrative	110,462	105,747
Recapitalization expense	—	132,740
Amortization of intangibles	112	296
Royalty income, net	(3,716)	(3,319)

Income (loss) from operations	50,255	(98,847)
Interest expense	18,405	16,914
Other (income) expense, net	6,183	(308)

Income (loss) before income taxes	25,667	(115,453)
Income tax expense (benefit)	18,006	(33,295)

Net income (loss)	$7,661	$(82,158)

See accompanying notes to condensed consolidated financial statements.

SEALY MATTRESS CORPORATION

Condensed Consolidated Statements of Operations

(in thousands)
(unaudited)

	Six Months Ended May 29, 2005	Six Months Ended May 30, 2004
Net sales—Non-affiliates	$714,913	$627,722
Net sales—Affiliates	—	7,030

Total net sales	714,913	634,752
Costs and expenses:
Cost of goods sold—Non-affiliates	398,750	359,503
Cost of goods sold—Affiliates	—	4,035

Total cost of goods sold	398,750	363,538

Gross profit	316,163	271,214
Selling, general and administrative	218,793	207,373
Recapitalization expense	—	132,740
Amortization of intangibles	287	590
Royalty income, net	(6,344)	(6,703)

Income (loss) from operations	103,427	(62,786)
Interest expense	36,204	33,858
Other (income) expense, net	6,090	(742)

Income (loss) before income taxes	61,133	(95,902)
Income tax expense (benefit)	31,619	(25,005)

Net income (loss)	$29,514	$(70,897)

See accompanying notes to condensed consolidated financial statements.

SEALY MATTRESS CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)
(unaudited)

	May 29, 2005	November 28, 2004*
ASSETS
Current assets:
Cash and cash equivalents	$25,038	$22,779
Accounts receivable, net of allowances for bad debts, cash discounts and returns	185,440	172,829
Inventories	56,278	51,923
Assets held for sale	4,270	8,983
Deferred income taxes	11,636	23,898
Prepaid expenses and other current assets	13,201	18,713

	295,863	299,125
Property, plant and equipment, at cost	319,683	309,919
Less: accumulated depreciation	(152,720)	(145,740)

	166,963	164,179
Other assets:
Goodwill	384,240	387,508
Other intangibles, net	4,470	4,555
Debt issuance costs, net, and other assets	35,894	41,910

	424,604	433,973

	$887,430	$897,277

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term obligations	$20,676	$8,542
Accounts payable	103,558	96,566
Accrued interest	18,548	27,366
Accrued incentives and advertising	32,525	35,829
Accrued compensation	32,511	37,142
Other accrued expenses	41,901	49,795

	249,719	255,240
Due to parent company	6,094	3,376
Long-term obligations, net	931,457	965,795
Other noncurrent liabilities	43,355	45,774
Deferred income taxes	15,652	10,835
Stockholders' deficit:
Common stock	—	—
Additional paid-in capital	458,620	458,620
Accumulated deficit	(818,644)	(848,158)
Accumulated other comprehensive loss	1,177	5,795

	(358,847)	(383,743)

	$887,430	$897,277

*
Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

SEALY MATTRESS CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)
(unaudited)

	Six Months Ended May 29, 2005	Six Months Ended May 30, 2004
Net cash provided by (used in) operating activities:	$34,735	$(44,921)

Cash flows from investing activities:
Purchase of property, plant and equipment	(14,807)	(11,442)
Cash received on affiliate note and investment	—	13,573
Proceeds from the sale of property, plant and equipment	4,648	1,444

Net cash provided by (used for) investing activities	(10,159)	3,575

Cash flows from financing activities:
Cash flows associated with financing of the recapitalization:
Proceeds from issuance of common stock	—	436,050
Treasury stock repurchase (including direct expenses of $7,608)	—	(748,141)
Proceeds from the issuance of new long-term debt	—	1,050,000
Repayment of existing long-term debt	—	(737,128)
Debt issuance costs	—	(35,987)
Repayments of senior secured term loan	(35,000)	—
Net borrowings under revolving credit facilities	5,261	—
Other borrowings	8,149	563
Equity contributions from exercise of stock options	—	63
Other	1	—

Net cash used in financing activities	(21,589)	(34,580)

Effect of exchange rate changes on cash	(728)	(176)
Change in cash and cash equivalents	2,259	(76,102)
Cash and cash equivalents:
Beginning of period	22,779	101,100

End of period	$25,038	$24,998

See accompanying notes to condensed consolidated financial statements

SEALY MATTRESS CORPORATION

Notes to Consolidated Financial Statements

Note 1:    Basis of Presentation

        The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Sealy Mattress Corporation and its subsidiaries (the "Company"). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the company's Annual Report on Form 10-K for the year ended November 28, 2004.

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

        On April 6, 2004, Sealy Corporation, owner of 100% of the Company's common stock, completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") whereby KKR acquired 92% of Sealy Corporation's capital stock for $740.5 million. Certain of Sealy Corporation's previous stockholders, including affiliates of Bain Capital, LLC and others, retained an 8% interest in Sealy Corporation's stock. The merger was accounted for as a recapitalization. Subsequent to the recapitalization, the Company received as contributed capital all of Sealy Corporation's 100% interest in Sealy Mattress Company. The Company also replaced Sealy Corporation as the parent-guarantor of the 8.25% Senior Subordinated Notes due 2014 issued by Sealy Mattress Company. Accordingly, the Company is now the reporting guarantor-parent company and as a result of being an entity under common control has reflected the operations of Sealy Corporation prior to April 6, 2004 in a manner similar to a pooling-of-interests. Additionally, all assets, liabilities, and stockholders' deficit of Sealy Corporation existing upon the completion of the recapitalization as of April 6, 2004 have been pushed down to and included with those of the Company for all periods presented. Subsequent to the recapitalization, none of the activity of Sealy Corporation has been or will be included in the consolidated financial statements of the Company and its subsidiaries.

        Certain reclassifications of previously reported financial information were made to conform to the 2005 presentation.

Note 2:    Subsequent Event

        On June 30, 2005, the Company's parent, Sealy Corporation, filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with a proposed initial public offering of its common stock. The proceeds from any such offering are anticipated to be used, among other things, to redeem a portion of the Company's senior subordinated notes due in 2014.

Note 3:    Recapitalization Expense

        In connection with the recapitalization of April 6, 2004, the Company incurred approximately $132.7 million of expense during the three months ended May 30, 2004. Included in recapitalization expense was $70.2 million related to debt breakage costs, merger advisory fees, management retention bonuses and other costs, $45.6 million of stock compensation expense resulting from the settlement or modification of existing options, $11.8 million primarily related to the write-off of previous debt issuance costs, and various other non-cash charges of approximately $5.1 million.

Note 4:    Stock Option and Restricted Stock Plans

        Certain employees of the Company have been granted options to purchase the common stock of the Company's parent, Sealy Corporation. Such options are accounted for by the Company and reported herein as if granted by the Company. As permitted by FAS 123, "Accounting for Stock-Based Compensation", the Company continues to account for its stock option and stock incentive plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and makes no charges (except to the extent required by APB Opinion No. 25) against earnings with respect to options granted. FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123" does however require interim disclosure of pro forma information regarding net income and earnings per share determined as if the Company had accounted for its stock options under the fair value method.

        For purposes of this pro forma disclosure, the estimated fair value of the options is amortized as an expense over the options' vesting periods.

	Three months ended		Six months ended
	May 29, 2005	May 30, 2004	May 29, 2005	May 30, 2004
	(in thousands)
Net income (loss), as reported	$7,661	$(82,158)	$29,514	$(70,897)
Add: Stock-based compensation expense included in reported net income net of related tax effects.	56	27,337	150	27,337
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(391)	(26,048)	(777)	(26,088)

Pro forma net income (loss)	$7,326	$(80,869)	$28,887	$(69,648)

        The Company recognized approximately $0.1 million and $0.2 million of expense during the three and six months ended May 29, 2005, respectively, resulting from accretion of an obligation to three executives of the Company for their right to put to Sealy Corporation, upon their retirement, shares of Sealy Corporation currently held as vested or partially vested options.

Note 5:    Inventories

        The major components of inventories were as follows:

	May 29, 2005	November 28, 2004
	(in thousands)
Raw materials	$27,618	$27,269
Work in process	20,034	16,626
Finished goods	8,626	8,028

	$56,278	$51,923

Note 6:    Assets Held for Sale

        Property, plant and equipment being held for disposal is reported at the lower of the carrying amount or fair value less costs to sell. Such assets which meet the criteria of FAS 144 to be reported as "assets held for sale" are shown as such in the accompanying balance sheets, and consist of land and buildings at the Company's closed manufacturing facilities which are being actively marketed for sale and which the Company expects to sell within one year. The $4.7 million decline in assets held for sale from November 28, 2004 to May 27, 2005 primarily results from the December, 2004 sale of the Company's Randolph, Massachusetts facility, which was closed in May, 2004. The sale resulted in a gain of approximately $0.2 million, which is included in income from operations for the six months ended May 27, 2005.

Note 7:    Warranty Costs

        The Company's warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy-branded products, and a 20-year warranty on its new TrueForm™ product line introduced late in the first quarter of fiscal 2005. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The change in the company's accrued warranty obligations for the periods ending May 29, 2005, November 28, 2004, and May 30, 2004 was as follows (in thousands):

	May 29, 2005	November 28, 2004	May 30, 2004
Accrued warranty obligations at beginning of period	$13,857	$9,135	$9,135
Warranty claims	(8,173)	(14,607)	(7,429)
Warranty provisions	7,822	19,329	7,339

Accrued warranty obligations at end of period	$13,506	$13,857	$9,045

Note 8:    Goodwill and Other Intangible Assets

        In accordance with FAS 142, the Company reviews the carrying amounts of goodwill and certain other intangibles for impairment at least annually, or when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. The Company has not recorded any impairment charges during the six months ended May 29, 2005 or May 30, 2004.

        The changes in the carrying amount of goodwill for the six months ended May 29, 2005, are as follows (in thousands):

Balance as of November 28, 2004	$387,508
Decrease due to foreign currency translation	(3,268)

Balance as of May 29, 2005	$384,240

        Total other intangibles of $4.5 million (net of accumulated amortization of $4.7 million) as of May 29, 2005 primarily consist of acquired licenses, which are amortized on the straight-line method over periods ranging from 5 to 15 years, and an intangible asset consisting of unamortized pension prior service costs of $1.2 million.

Note 9:    Other (Income) Expense, Net

        Other (income) expense, net for the three and six months ended May 29, 2005 includes approximately $6.2 million of expense incurred in connection with the refinancing of the Company's senior secured credit agreement on April 14, 2004 (see Note 10—Long-Term Obligations).

        Other (income) expense, net includes interest income of $0.1 million and $0.2 million for the three and six months ended May 29, 2005 and $0.3 million and $0.7 million for the three and six months ended May 30, 2004, respectively.

Note 10:    Long-Term Obligations

        Long-term debt as of May 29, 2005 and November 28, 2004 consisted of the following:

	May 29, 2005	November 28, 2004
	(in thousands)
Senior Revolving Credit Facility	$9,968	$5,000
Senior Secured Term Loan	535,000	470,000
Senior Unsecured Term Loan	—	100,000
Senior Subordinated Notes	390,000	390,000
Other	17,165	9,337

	952,133	974,337
Less current portion	(20,676)	(8,542)

	$931,457	$965,795

        The total borrowing capacity under the senior revolving credit facility is $125 million, of which up to $25 million may be borrowed in Canada. At May 29, 2005, amounts outstanding under the senior revolving credit facility included $10.0 million under the Canadian portion of the facility. At May 29, 2005, the Company had approximately $85.2 million total available under the revolving credit facility after taking into account letters of credit issued totaling $29.8 million.

        Annually, the Company may be required to make principal prepayments equal to 50% of excess cash flow for the preceding fiscal year, as defined in its senior secured credit agreement. At May 29, 2005, the Company estimates that the amount of such required prepayment (net of voluntary prepayments made during the six months ended May 29, 2005), that would be due in the first quarter of fiscal 2006 with respect to any excess cash flow for the 2005 fiscal year is approximately $8.8 million. Such amount is classified as part of the current portion of long-term obligations at May 29, 2005.

        On April 14, 2005, the Company entered into the Second Amended and Restated Credit Agreement (the "Second Amended and Restated Credit Agreement"), which amended and restated the Amended and Restated Credit Agreement, dated as of August 8, 2004 (the "Existing Credit Agreement"). The Second Amended and Restated Credit Agreement amended the Existing Credit Agreement to refinance the $465 million outstanding under the existing senior secured term loans plus an additional $100 million new term loan borrowings, the proceeds of which were used to repay the $100 million outstanding under the Company's senior unsecured term loan due April 6, 2013. The Second Amended and Restated Credit Agreement also reduced the applicable interest rate margin charged on the senior secured term loan, provided certain financial leverage ratio tests are met. In addition, the Second Amended and Restated Credit Agreement provides the Company with greater flexibility to make dividend distributions to its parent, Sealy Corporation, or to repay certain subordinated debt, provided certain leverage ratio tests and other conditions are met. The terms and conditions of the Company's $125 million senior revolving credit facility were unchanged by the Second Amended and Restated Credit Agreement. In connection with the amendment and restatement, the Company incurred a charge of $6.2 million during the three months ended May 29, 2005, including $3.3 million for the write-off of deferred finance charges primarily related to the senior unsecured term loan, $2.0 million of prepayment penalties related to the senior unsecured term loan, and $0.9 million of related fees and expenses (see Note 9—Other (Income) Expense, Net).

Note 11:    Recently Issued Accounting Pronouncements

        In November of 2004, the FASB issued SFAS 151, "Inventory Costs, an amendment of ARB No. 43 Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as of the beginning of fiscal 2006, and does not expect that it will have a material impact on our financial position or results of operations.

        In December 2004, the FASB issued FAS 123 (Revised), "Share-Based Payment" ("FAS 123R") which replaces FAS 123 and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). This statement requires compensation costs relating to share-based payment transactions to be recognized in financial statements based upon the fair value of the award. FAS 123R eliminates the option to account for the cost of stock-based compensation using the intrinsic value method as allowed under APB 25. Having no publicly traded equity securities, the Company is considered a "nonpublic entity" as defined in the statement. FAS 123R is effective for nonpublic entities for fiscal years beginning after December 15, 2005. Therefore, the Company expects to adopt FAS 123R as of the beginning of its fiscal year ending December 2, 2007. The Company currently measures compensation costs related to its share-based awards under APB 25, as allowed by FAS 123, and provides pro forma disclosure in the notes to the financial statements of the effects of accounting for share-based payments under FAS 123, as required by that standard (Note 4). The Company expects the adoption of FAS 123R to have an impact on its results of operations. The Company is still in the process of evaluating the extent of such impact.

Note 12:    Hedging Strategies

        In 2000, the Company entered into an interest rate swap agreement that effectively converted $236 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, $12.9 million previously recorded in accumulated other comprehensive loss as of the date of dedesignation was being amortized into interest expense over the remaining life of the interest rate swap agreement. Due to the retirement of the existing debt in connection with the April 2004 recapitalization, the remaining $4.7 million previously recorded in accumulated other comprehensive loss was charged to expense during the second fiscal quarter of 2004. Prior to the recapitalization, for the three and six months ended May 30, 2004, $0.2 and $0.9 million was amortized into interest expense. Prior to June 3, 2002, the changes in the fair market value of the interest rate swap were recorded in accumulated other comprehensive income (loss). Subsequent to June 3, 2002, changes in the fair market value of the interest rate swap are recorded in interest expense. For the three and six months ended May 29, 2005, $(0.1) million and $0.3 million, and for the three and six months ended May 30, 2004, $1.7 million and $0.5 million, respectively, was recorded as net interest expense as a result of the cash requirements of the swap net of the non-cash interest associated with the change in its fair market value. At May 29, 2005 and November 28, 2004, the fair value carrying amount of this instrument was recorded as follows:

	May 29, 2005	November 28, 2004
	(in thousands)
Accrued interest	$720	$1,162
Other accrued expenses	2,039	3,030
Other noncurrent liabilities	911	2,250

	$3,670	$6,442

        During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $236 million of debt previously converted to fixed rate debt through December 2006. This interest rate swap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. For the three and six months ended May 29, 2005, a deminimis amount and $0.4 million, and for the three and six months ended May 30, 2004, $1.7 million and $0.4 million, respectively, was recorded as a reduction of net interest expense as a result of the cash interest received on the swap net of the non-cash interest associated with the change in its fair market value. At May 29, 2005 and November 28, 2004, the fair value carrying amount of this instrument was $0.6 million and $2.2 million, respectively, with $0.6 million and $1.8 million recorded in prepaid expenses and other current assets, and a deminimis amount and $0.3 million recorded in noncurrent assets, respectively.

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

        In June 2004, the Company entered into an additional swap agreement that has the effect of converting $200 million of the floating-rate debt under the Company's new senior credit facilities to a fixed-rate basis through November 2005, declining to $150 million through November 2007. The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. Accordingly, the effective portion of changes in the market value of the swap is recorded in other comprehensive income (loss). For the three and six months ended May 29,

2005, $0.4 and $1.1 million was recorded in interest expense. At May 29, 2005 and November 28, 2004, the fair value carrying amount of the instrument was recorded as follows:

	May 29, 2005	November 28, 2004
	(in thousands)
Accrued interest payable	$417	$978
Other accrued expenses	154	1,420
Long term receivable	(1,003)	(377)

	$(432)	$2,021

        At May 29, 2005 and November 28, 2004, accumulated other comprehensive income (loss) associated with the interest rate swaps was $0.5 million and $(0.6) million, respectively.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and option contracts. The Company does not designate its foreign currency hedges for accounting purposes, therefore all changes in fair value are charged to earnings. At May 29, 2005, the Company had forward contracts to sell a total of 18.0 million Canadian dollars with expiration dates ranging from May 31, 2005 through November 15, 2005. At May 29, 2005 and November 28, 2004, the fair value of the Company's net obligation under the forward contracts was a liability of $0.8 million and $3.1 million, respectively. For the three and six months ended May 29, 2005 and May 30, 2004, the Company recognized foreign currency transaction gains of $0.4 million and $2.8 million, respectively, for 2005 and $0.3 million and $1.2 million, respectively, for 2004.

Note 13:    Defined Benefit Pension Expense

        The components of net periodic pension cost recognized for the Company's defined benefit pension plan for the three and six months ended May 29, 2005 and May 30, 2004 are as follows (in thousands):

	Three months ended		Six months ended
	May 29, 2005	May 30, 2004	May 29, 2005	May 30, 2004
Service cost	$140	$118	$298	$237
Interest cost	201	179	392	359
Expected return on plan assets	(194)	(136)	(372)	(272)
Amortization of unrecognized losses	10	50	73	238
Amortization of unrecognized transition asset	(22)	(22)	(44)	(44)
Amortization of unrecognized prior service cost	55	40	99	80

Net periodic pension cost*	$190	$229	$446	$598

Cash contributions	$300	$336	$300	$465

*
Net periodic pension costs recognized for the three and six months ending May 30, 2004 were based upon preliminary estimates pending the final actuarial determination of such costs in the fourth quarter of fiscal 2004.

        The Company expects to make additional cash contributions to the plan of approximately $0.9 million during the remainder of 2005.

Note 14:    Stockholders' Deficit

        Activity in Stockholders' deficit is as follows (dollars in thousands):

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at November 28, 2004		$—	$458,620	$(848,158)	$5,795	$(383,743)
Comprehensive Income:
Net income for the six months ended May 29, 2005	$29,514	—	—	29,514	—	29,514
Change in fair value of cash flow hedge	1,135	—	—	—	1,135	1,135
Foreign currency translation adjustment	(5,753)	—	—	—	(5,753)	(5,753)

Balance at May 29, 2005	$24,896	$—	$458,620	$(818,644)	$1,177	$(358,847)

        Total comprehensive income (loss) for the three and six months ended May 29, 2005 was $5.8 million and $24.9 million and for the three and six months ended May 30, 2004 was $(83.0) million and $(68.5) million, respectively.

Note 15:    Income Taxes

        As allowed under SFAS 109, "Accounting for Income Taxes", the Company has historically not provided for income taxes on the undistributed earnings of foreign subsidiaries that are considered to be permanently invested outside of the United States. However, the Company has evaluated the impact of the one-time favorable foreign dividend provisions enacted on October 22, 2004, as part of the American Jobs Creation Act of 2004, and determined that it qualifies for certain favorable foreign withholding rates and may repatriate earnings of some of its foreign subsidiaries during the 2005 fiscal year. During the second fiscal quarter of 2005, the Company adopted the Dividend Reinvestment Plan ("DRP"). Under the DRP, the Company plans to repatriate $50 million pursuant to Section 965 of the 1986 Internal Revenue Code, as amended. There are no plans to repatriate foreign earnings after the close of the 2005 fiscal year. The estimated income tax liability associated with the repatriation is $7.2 million, which has been included in income tax expense for the three and six months ended May 29, 2005. During the three months ended May 29, 2005, the Company repatriated $25.1 million, net of $1.3 million foreign withholding taxes.

Note 16:    Contingencies

        The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval, and has concluded a pilot test of the groundwater remediation system. The Company has received approval from the New Jersey Department of Environmental Protection of a remediation plan for the sediment in Oakeys Brook adjoining the site, which the Company expects to start in 2005. The Company is also monitoring ground water at the site. The Company has recorded a reserve for $2.3 million ($2.9 million prior to discounting at 4.75%) associated with this remediation project, and it is reasonably possible that up to an additional $0.3 million may be incurred to complete the project.

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

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that the its tax return positions are fully supportable, reserves have been established where the Company believes that certain tax positions are likely to be challenged and the Company may not fully prevail in overcoming these challenges. The Company may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, the Company's tax advisors, or resolution of issues in the courts. The Company's tax expense includes the impact of reserve positions and changes to reserves that it considers appropriate, as well as related interest. Because the Company is not currently undergoing examinations of any of its corporate income tax returns by tax authorities, the Company believes that it is unlikely that an audit could be initiated which would result in assessment and payment of taxes related to these positions during the remainder of 2005. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur. Therefore, substantially all of the reserves for these positions are classified as noncurrent liabilities in the accompanying balance sheet.

Note 17:    Related Party Transactions

        The Company previously contributed cash and other assets to Mattress Holdings International LLC ("MHI"), a company which was controlled by the Company's previous largest stockholder, Bain Capital, LLC ("Bain"), in exchange for a non-voting interest. MHI was formed to invest in domestic and international loans, advances and investments in joint ventures, licensees and retailers. The equity ownership of MHI was transferred from Bain to the Company in November 2002. In 1999, MHI, indirectly through a Bain controlled holding company, acquired a minority interest in Mattress Holdings Corporation ("MHC"). MHC owns an interest in Mattress Discounters Corporation ("Mattress Discounters"), a domestic mattress retailer.

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

        During the three and six months ended May 29, 2005, the Company incurred management fees of $0.5 million and $1.0 million to KKR, respectively. Also during the three and six months ended May 29, 2005, the Company incurred $0.5 million and $1.2 million for consulting services provided by Capstone Consulting LLC, the chief executive officer of which is on the Company's board of directors.

Note 18:    Segment Information

        The Company has determined that it has two operating segments, domestic and international, that qualify for aggregation as prescribed in SFAS 131. Accordingly, the Company has one reportable industry segment, the manufacture and marketing of conventional and specialty bedding. For the three and six months of 2005 and 2004, no one customer represented 10% or more of total net sales. Sales outside the United States for the three and six months ended May 29, 2005 and May 30, 2004 were $71.6 million and $63.8 million and $143.9 million and $127.5 million, respectively. In addition, long-lived assets (principally property, plant and equipment and other investments) outside the United States were $50.7 million and $53.5 million as of May 29, 2005 and November 28, 2004, respectively.

  Geographic distribution of sales:

	Three months ended				Six months ended
	May 29, 2005		May 30, 2004		May 29, 2005		May 30, 2004
	(in millions)
US domestic	$284.3	79.9%	$252.8	79.8%	$571.0	79.9%	$507.3	79.9%
International:
Canada	27.5	7.7	25.5	8.1	55.9	7.8	49.7	7.8
Europe	26.5	7.4	24.2	7.6	52.1	7.3	47.2	7.4
Mexico	5.5	1.5	4.6	1.5	11.8	1.7	11.0	1.7
Other international locations	12.1	3.5	9.5	3.0	24.1	3.3	19.6	3.2

Total international	71.6	20.1	63.8	20.2	143.9	20.1	127.5	20.1

Total company	$355.9	100.0%	$316.6	100.0%	$714.9	100.0%	$634.8	100.0%

Note 19:    Guarantor/Non-Guarantor Financial Information

        The Parent (as defined below) and each of the subsidiaries of Sealy Mattress Company (the "Issuer") that guarantee the Notes (as defined below) (the "Guarantor Subsidiaries") have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the 8.25% Senior Subordinated Notes due 2014 (the "Notes") of the Issuer. Substantially all of the Issuer's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of the Issuer's principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Notes.

        The following supplemental consolidating condensed financial statements present:

  1.
  Consolidating condensed balance sheets as of May 29, 2005 and November 28, 2004 and consolidating condensed statements of operations for the three and six months ended May 29, 2005 and May 30, 2004 and the consolidating condensed statements of operations and cash flows for the six months ended May 29, 2005 and May 30, 2004.

  2.
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

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Balance Sheet

May 29, 2005

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2	$12,317	$12,719	$—	$25,038
Accounts receivable, net	—	12	128,327	57,101	—	185,440
Inventories	—	2,595	36,096	17,587	—	56,278
Assets held for sale	—	—	4,270	—	—	4,270
Prepaid expenses, deferred taxes and other current assets	—	3,399	16,522	4,916	—	24,837

	—	6,008	197,532	92,323	—	295,863
Property, plant and equipment, at cost	—	7,316	243,633	68,734	—	319,683
Less: accumulated depreciation	—	(3,783)	(127,786)	(21,151)	—	(152,720)

	—	3,533	115,847	47,583	—	166,963
Other assets:
Goodwill	—	24,741	304,773	54,726	—	384,240
Other intangibles, net	—	—	4,158	312	—	4,470
Net investment in and advances to (from) subsidiaries	(368,143)	926,172	(223,815)	(68,927)	(265,287)	—
Debt issuance costs, net and other assets	—	27,984	6,659	1,251	—	35,894

	(368,143)	978,897	91,775	(12,638)	(265,287)	424,604

Total assets	$(368,143)	$988,438	$405,154	$127,268	$(265,287)	$887,430

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term obligations	$—	$8,800	$16	$11,860	$—	$20,676
Accounts payable	—	250	65,920	37,388	—	103,558
Accrued interest	—	974	17,483	91	—	18,548
Accrued incentives and advertising	—	—	28,734	3,791	—	32,525
Accrued compensation	—	185	25,460	6,866	—	32,511
Other accrued expenses	—	2,895	33,007	5,999	—	41,901

	—	13,104	170,620	65,995	—	249,719
Due to parent company	—	—	6,094	—	—	6,094
Long-term obligations, net	—	916,200	76	15,181	—	931,457
Other noncurrent liabilities	—	917	34,595	7,843	—	43,355
Deferred income taxes	(9,296)	879	17,907	6,162	—	15,652
Stockholders' equity (deficit)	(358,847)	57,338	175,862	32,087	(265,287)	(358,847)

Total liabilities and stockholders' equity (deficit)	$(368,143)	$988,438	$405,154	$127,268	$(265,287)	$887,430

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Balance Sheet

November 28, 2004

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$2	$5,142	$17,635	$—	$22,779
Accounts receivable, net	—	61	106,511	66,257	—	172,829
Inventories	—	1,047	35,014	15,862	—	51,923
Assets held for sale	—	—	8,983	—	—	8,983
Prepaid expenses, deferred income taxes and other current assets	—	4,616	33,933	4,062	—	42,611

	—	5,726	189,583	103,816	—	299,125
Property, plant and equipment, at cost	—	6,962	233,339	69,618	—	309,919
Less accumulated depreciation	—	(3,620)	(123,132)	(18,988)	—	(145,740)

	—	3,342	110,207	50,630	—	164,179
Other assets:
Goodwill	—	24,741	304,773	57,994	—	387,508
Other intangibles, net	—	—	4,303	252	—	4,555
Net investment in and advances to (from) subsidiaries	(389,163)	941,617	(210,360)	(94,885)	(247,209)	—
Debt issuance costs, net, and other assets	—	33,729	7,094	1,087	—	41,910

	(389,163)	1,000,087	105,810	(35,552)	(247,209)	433,973

Total assets	$(389,163)	$1,009,155	$405,600	$118,894	$(247,209)	$897,277

Liabilities And Stockholders' deficit
Current liabilities:
Current portion—long-term obligations	$—	$—	$22	$8,520	$—	$8,542
Accounts payable	—	189	56,056	40,321	—	96,566
Accrued customer incentives and advertising	—	1,552	28,549	5,728	—	35,829
Accrued compensation	—	270	29,622	7,250	—	37,142
Accrued interest	—	2,518	24,790	58	—	27,366
Other accrued expenses	—	5,428	39,857	4,510	—	49,795

	—	9,957	178,896	66,387	—	255,240
Due to (from) parent company	3,876	(500)	—	—	—	3,376
Long-term obligations	—	965,000	21	774	—	965,795
Other noncurrent liabilities	—	2,254	34,847	8,673	—	45,774
Deferred income taxes	(9,296)	122	13,101	6,908	—	10,835
Stockholders' equity (deficit)	(383,743)	32,322	178,735	36,152	(247,209)	(383,743)

Total liabilities and stockholders' deficit	$(389,163)	$1,009,155	$405,600	$118,894	$(247,209)	$897,277

SEALY MATTRESS CORPORATION

Supplemental Consolidated Condensed Statements of Operations

Three Months Ended May 29, 2005

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$14,959	$276,062	$69,894	$(5,025)	$355,890
Costs and expenses:
Cost of goods sold	—	9,139	150,311	44,352	(5,025)	198,777
Selling, general and administrative	—	1,500	88,027	20,935	—	110,462
Amortization of intangibles	—		72	40	—	112
Royalty income, net	—	—	(4,265)	549	—	(3,716)

Loss from operations	—	4,320	41,917	4,018	—	50,255
Interest expense	100	17,960	(18)	363	—	18,405
Other (income) expense, net	—	6,248	—	(65)	—	6,183
Loss (income) from equity investees	(7,733)	(9,488)	—	—	17,221	—
Loss (income) from nonguarantor equity investees	—	—	802	—	(802)	—
Capital charge and intercompany interest allocation	—	(16,960)	16,321	639	—	—

Income (loss) before income taxes	7,633	6,560	24,812	3,081	(16,419)	25,667
Income tax (benefit) expense	(28)	(1,173)	15,324	3,883	—	18,006

Net income (loss)	$7,661	$7,733	$9,488	$(802)	$(16,419)	$7,661

SEALY MATTRESS CORPORATION

Supplemental Consolidated Condensed Statements of Operations

Three Months Ended May 30, 2004

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$12,578	$245,194	$62,282	$(4,941)	$315,113
Net sales—Affiliates	—	—	1,441	—	—	1,441

Total net sales	—	12,578	246,635	62,282	(4,941)	316,554
Costs and expenses:
Cost of goods sold—Non-affiliates	—	7,998	137,028	39,025	(4,941)	179,110
Cost of goods sold—Affiliates	—	—	827	—	—	827

Total cost of goods sold	—	7,998	137,855	39,025	(4,941)	179,937
Selling, general and administrative	5	3,380	82,341	20,021	—	105,747
Recapitalization expense	41,753	36,871	50,224	3,892	—	132,740
Amortization of intangibles	—		72	224	—	296
Royalty income, net	—	—	(3,599)	280	—	(3,319)

Loss from operations	(41,758)	(35,671)	(20,258)	(1,160)	—	(98,847)
Interest expense	582	16,089	2	241	—	16,914
Other (income) expense, net	4	—	(139)	(173)	—	(308)
Loss (income) from equity investees	51,288	27,299	—	—	(78,587)	—
Loss (income) from nonguarantor equity investees	—	(3,028)	3,734	—	(706)	—
Capital charge and intercompany interest allocation	(587)	(15,291)	15,221	657	—	—

Income (loss) before income taxes	(93,045)	(60,740)	(39,076)	(1,885)	79,293	(115,453)
Income tax (benefit) expense	(10,887)	(9,452)	(11,777)	(1,179)	—	(33,295)

Net income (loss)	$(82,158)	$(51,288)	$(27,299)	$(706)	$79,293	$(82,158)

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Six Months Ended May 29, 2005

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$30,344	$556,617	$138,633	$(10,681)	$714,913
Costs and expenses:
Cost of goods sold	—	18,269	302,806	88,356	(10,681)	398,750
Selling, general and administrative	—	3,037	175,514	40,242	—	218,793
Amortization of intangibles	—	—	144	143	—	287
Royalty income, net	—	—	(7,367)	1,023	—	(6,344)

Income (loss) from operations	—	9,038	85,520	8,869	—	103,427
Interest expense	176	35,477	(91)	642	—	36,204
Other (income) expense	—	6,248	—	(158)	—	6,090
Loss (income) from equity investees	(29,633)	(29,078)	—	—	58,711	—
Loss (income) from nonguarantor equity investees	—	—	(1,623)	—	1,623	—
Capital charge and intercompany interest allocation	—	(33,509)	32,124	1,385	—	—

Income (loss) before income taxes	29,457	29,900	55,110	7,000	(60,334)	61,133
Income tax (benefit) expense	(57)	267	26,032	5,377	—	31,619

Net income (loss)	$29,514	$29,633	$29,078	$1,623	$(60,334)	$29,514

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Six Months Ended May 30, 2004

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$23,277	$489,542	$123,762	$(8,859)	$627,722
Net sales—Affiliates	—	—	7,030	—	—	7,030

Total net sales	—	23,277	496,572	123,762	(8,859)	634,752
Costs and expenses:
Cost of goods sold—Non-affiliates	—	14,995	275,804	77,563	(8,859)	359,503
Cost of goods sold—Affiliates	—	—	4,035	—	—	4,035

Total cost of goods sold	—	14,995	279,839	77,563	(8,859)	363,538
Selling, general and administrative	26	6,613	163,174	37,560	—	207,373
Recapitalization expense	41,753	36,871	50,224	3,892	—	132,740
Amortization of intangibles	—	—	144	446	—	590
Royalty income, net	—	—	(7,250)	547	—	(6,703)

Income (loss) from operations	(41,779)	(35,202)	10,441	3,754	—	(62,786)
Interest expense	1,891	31,429	4	534	—	33,858
Other (income) expense	4	—	(326)	(420)	—	(742)
Loss (income) from equity investees	40,027	16,058	—	—	(56,085)	—
Loss (income) from nonguarantor equity investees	—	(3,244)	1,528	—	1,716	—
Capital charge and intercompany interest allocation	(1,917)	(29,821)	30,419	1,319	—	—

Income (loss) before income taxes	(81,784)	(49,624)	(21,184)	2,321	54,369	(95,902)
Income tax (benefit) expense	(10,887)	(9,597)	(5,126)	605	—	(25,005)

Net income (loss)	$(70,897)	$(40,027)	$(16,058)	$1,716	$54,369	$(70,897)

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows

Six Months Ended May 29, 2005

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash operating activities	$—	$1,301	$29,727	$3,707	$—	$34,735

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	(369)	(13,581)	(857)	—	(14,807)
Proceeds from the sale of property, plant and equipment	—	—	4,648	—	—	4,648
Net activity in investment in and advances to (from) subsidiaries	—	39,273	(40,329)	1,056	—	—

Net proceeds provided investing activities	—	38,904	(49,262)	199	—	(10,159)
Cash flows from financing activities:
Repayments of other long-term obligations, net	—	(35,000)	—	—	—	(35,000)
Net borrowings under revolving credit facilities	—	(5,000)	55	10,206	—	5,261
Other borrowings	—	—	—	8,149	—	8,149
Intercompany dividend associated with international repatriation	—	—	26,449	(26,449)	—	—
Other	—	(205)	206	—	—	1

Net cash used in financing activities	—	(40,205)	26,710	(8,094)	—	(21,589)

Effect of exchange rate on cash	—	—	—	(728)	—	(728)
Change in cash and cash equivalents	—	—	7,175	(4,916)	—	2,259
Cash and cash equivalents:
Beginning of period	—	2	5,142	17,635	—	22,779

End of period	$—	$2	$12,317	$12,719	$—	$25,038

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows

Six Months Ended May 30, 2004

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash operating activities	$—	$(2,403)	$(48,598)	$6,080	$—	$(44,921)

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	(135)	(10,190)	(1,117)	—	(11,442)
Cash received from affiliate note and investment	—	—	—	13,573	—	13,573
Proceeds from the sale of property, plant and equipment	—	—	1,444	—	—	1,444
Net activity in investment in and advances to (from) subsidiaries	362,017	(324,365)	(18,121)	(19,531)	—	—

Net proceeds provided investing activities	362,017	(324,500)	(26,867)	(7,075)	—	3,575
Cash flows from financing activities:
Cash flows associated with financing of the recapitalization:
Proceeds from issuance of common stock	436,050	—	—	—	—	436,050
Treasury stock repurchase (including direct expenses of $7,608)	(748,141)	—	—	—	—	(748,141)
Proceeds from the issuance of new long-term debt	—	1,050,000	—	—	—	1,050,000
Repayment of existing long-term debt	(49,989)	(687,139)	—	—	—	(737,128)
Debt issuance costs	—	(35,987)	—	—	—	(35,987)
Other borrowings				563		563
Equity contributions from exercise of stock options	63	—	—	—	—	63

Net cash used in financing activities	(362,017)	326,874	—	563	—	(34,580)

Effect of exchange rate on cash	—	—	—	(176)	—	(176)
Change in cash and cash equivalents	—	(29)	(75,465)	(608)	—	(76,102)
Cash and cash equivalents:
Beginning of period	—	31	90,985	10,084	—	101,100

End of period	$—	$2	$15,520	$9,476	$—	$24,998

SEALY MATTRESS CORPORATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

        Sealy Mattress Corporation, through our subsidiaries, is the largest bedding manufacturer in the world, with a wholesale domestic market share of 21.3% in 2004. We estimate that our market share has increased slightly through May 29, 2005. We manufacture and market a complete line of bedding (innerspring and non-innerspring) products including mattresses and box springs, holding leading positions in key market segments such as luxury bedding products and among leading retailers. According to Home Furnishing News in 2003, the Sealy brand ranked 9th among the top 150 home products brands. Our conventional bedding products include the SEALY®, SEALY POSTUREPEDIC®, STEARNS & FOSTER® and BASSETT® brands and account for approximately 88.4% of the our total net sales for the year ended November 28, 2004. In addition to our innerspring bedding, we also produce a variety of visco-elastic (memory foam) and latex foam bedding products. Though sales of such products were not significant in the first quarter of 2005, we expect to experience growth in these product lines in 2005 as we seek to strengthen our competitive position in the specialty bedding (non-innerspring mattress) market. We distinguish ourselves from our major competitors by maintaining our own component parts manufacturing capability and producing substantially all of our mattress innerspring requirements and approximately 46% of our boxspring component parts requirements. We believe that our industry is resilient to economic downturns due in part to the large portion of purchases, approximately 70%, which are for mattress replacements. The growth of the bedding industry has been supported by economic and demographic factors such as increasing disposable income among the "baby boomer" segment of the population, an increase in the number of bedrooms per home and also second home purchases, and growing awareness of the health benefits of quality sleep.

        On April 6, 2004 our parent company, Sealy Corporation, completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") whereby KKR acquired approximately 92% of Sealy Corporation's capital stock. In connection with the merger, we recapitalized substantially all of our outstanding debt. A full description of the effects of the merger and recapitalization is included in our 2004 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2005. Although we incurred substantially increased levels of debt in the recapitalization, our cost of capital was reduced due to lower interest rates on the new debt compared with our earlier financing, and our total interest costs have remained comparable with those prior to the recapitalization. On April 14, 2005, we further reduced our cost of capital by amending and restating our senior secured credit agreement. The amendment provided an additional $100 million of senior secured term loans which were used to repay our senior unsecured term loans, reducing our interest costs going forward. Due to our strong operating cash flow since the recapitalization, we have been able to repay $125 million of our senior secured term debt significantly ahead of schedule. Our strategy for the remainder of 2005 is to continue to deleverage our business through additional prepayments of our long-term debt as permitted by our senior credit agreements and our operating cash flow.

        On June 30, 2005, our parent company, Sealy Corporation, filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with a proprosed initial public offering of its common stock. The proceeds from any such offering are anticipated to be used, among other things, to redeem a portion of our senior subordinated notes due in 2014.

        In 2004, we successfully completed the rollout of our new single-sided, "no-flip" Sealy UniCased® and Stearns & Foster TripLCased® product lines in the United States, Canada, and Mexico, representing the broadest product redesign in our history. The manufacture and sale of these products for our Sealy Posturepedic lines began in mid-2003, followed by the introduction of the new Stearns &

Foster lines in the first fiscal quarter of 2004. Our initial profitability from the sales of these new products was limited as we worked to gain manufacturing efficiency with the new designs and supported our customers' transition to the new products with price rollbacks. In 2004, with these issues substantially behind us, we began to realize the anticipated contribution of these products to our sales growth and profitability, which has continued into the first half of 2005. Our profitability has been further enhanced by rapid growth among our high-end price point ($1,000 and up) luxury bedding lines. Our shares of the Luxury and Ultra-Luxury product segments are greater than our overall market share, and our Stearns & Foster and Luxury Posturepedic lines directly target these segments.

        Late in the first quarter of 2005, we introduced our new TrueForm™ visco-elastic bedding product line to take advantage of the rapid growth of the specialty bedding category. This market, which includes latex foam, visco-elastic and air-adjustable mattress products, has experienced substantial growth both domestically and internationally. We believe that by successfully leveraging our strong brand advantage and our marketing and distribution capabilities, we have the potential to make significant gains in the specialty bedding category.

        Our industry continues to be challenged by the high cost of steel and petroleum products, which affect the cost of our steel innerspring and our polyurethane foam and polyethylene component parts. Thus far, we have been able to successfully address these cost pressures through a price increase announced in May of 2004 and cost reduction efforts. During the first half of 2005, the cost of these components has continued to remain elevated above their recent historical averages, and we expect this trend to continue throughout the remainder of 2005.

        Historically, the bedding industry has had limited exposure to competition from imports due to high shipping costs, short lead times, the large number of finished goods SKUs and the importance of brands. Although Asian bedding manufacturers have begun to explore the feasibility of exporting their products into the United States, we do not expect that competition from Asian bedding imports will have a significant impact on our business. We believe that by focusing on further improvements in the efficiency of our supply chain, controlling costs, and continuing to invest in product innovation and our brands, we can ensure that our domestically produced products will remain competitive with Asian bedding imports. Furthermore, we believe that the relatively low labor content of our domestically produced mattresses lessens any competitive advantage provided by lower Asian labor costs.

Results of Operations

  Tabular Information—Current Fiscal Quarter

        The following table sets forth our summarized results of operations for three months ended May 29, 2005 and May 30, 2004, expressed in millions of dollars as well as a percentage of each year's net sales:

	For the three months ended
	May 29, 2005		May 30, 2004
	millions	percentage of net sales	millions	percentage of net sales
Total net sales	$355.9	100.0%	$316.6	100.0%
Total cost of goods sold	198.8	55.9	179.9	56.8

Gross Profit	157.1	44.1	136.7	43.2
Selling, general and administrative	110.5	31.0	105.8	33.4
Recapitalization expense			132.7	41.9
Amortization of intangibles	0.1	0.0	0.3	0.1
Royalty income, net of royalty expense	(3.7)	(1.0)	(3.3)	(1.0)

Income (loss) from operations	50.2	14.1	(98.8)	(31.2)
Interest expense	18.4	5.2	16.9	5.3
Other (income) expense, net	6.1	1.7	(0.2)	(0.1)

Income (loss) before income taxes	25.7	7.2	(115.5)	(36.5)
Income tax expense (benefit)	18.0	5.1	(33.3)	(10.5)

Net income (loss)	$7.7	2.1%	$(82.2)	(26.0)%

Effective tax rate	70.2%		28.8%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

  Geographic distribution of sales:

	Three Months Ended:
	May 29, 2005	May 30, 2004
US Domestic	79.9%	79.8%
International:
Canada	7.7	8.1
Europe	7.4	7.6
Mexico	1.5	1.5
Other	3.5	3.0

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	For the Three Months Ended:
	May 29, 2005		May 30, 2004
	millions	percentage of net sales	millions	percentage of net sales
Total Domestic (US Dollars):
Total net sales	$284.3	100.0%	$252.8	100.0%
Total cost of goods sold	153.2	53.9	139.8	55.3

Gross profit	131.1	46.1	113.0	44.7
Total International (US Dollars):
Total net sales	71.6	100.0	63.8	100.0
Total cost of goods sold	45.6	63.7	40.1	62.9

Gross profit	26.0	36.3	23.7	37.1
Canada:
US Dollars:
Total net sales	27.5	100.0	25.5	100.0
Total cost of goods sold	16.0	58.2	15.3	60.0

Gross profit	11.5	41.8	10.2	40.0
Canadian Dollars:
Total net sales	33.9	100.0	34.2	100.0
Total cost of goods sold	19.2	56.6	20.4	59.6

Gross profit	14.7	43.4	13.8	40.4
Europe:
US Dollars:
Total net sales	26.5	100.0	24.2	100.0
Total cost of goods sold	18.0	67.9	15.7	64.9

Gross profit	8.5	32.1	8.5	35.1
Euros:
Total net sales	20.4	100.0	19.9	100.0
Total cost of goods sold	13.8	67.6	12.9	64.8

Gross profit	6.6	32.4	7.0	35.2
Other International (US Dollars):
Total net sales	17.6	100.0	14.1	100.0
Total cost of goods sold	11.6	65.9	9.1	64.5

Gross profit	$6.0	34.1%	$5.0	35.5%

  Quarter Ended May 29, 2005 compared with Quarter Ended May 30, 2004

        Net Sales.    Net sales for the quarter ended May 29, 2005, were $355.9 million an increase of $39.3 million, or 12.4% from the quarter ended May 30, 2004. Total domestic sales were $284.3 million for the second quarter of 2005 compared to $252.8 million for the second quarter of 2004. The domestic sales increase of $31.5 million was attributable to a 2.4% increase in volume and a 9.9% increase in average unit selling price, due primarily to price increases announced in May 2004 to offset the effects of rising steel costs, and an improved sales mix from our new UniCased® Posturepedic and

TripLCased® Stearns & Foster lines. Total international sales were $71.6 million for the second quarter of 2005 compared to $63.8 million for the second quarter of 2004, an increase of $7.8 million, or 12.2%. This increase was significantly influenced by favorable exchange rate fluctuations, most notably in our European and Canadian markets, where a local currency sales gain of 2.5% and decline of (0.1)%, respectively, translated into gains of 9.5% and 7.8%, respectively, in US Dollars. Local currency changes in our Canadian market were driven by a 10.0% increase in average unit selling price resulting from price increases implemented in response to increased material costs, the successful introduction of our UniCased® product line and improved sales mix, offset by a 10.1% decline in volume. Sales gains in the European market were primarily attributable to a 3.7% increase in volume, partially offset by a 1.1% decline in average unit selling price.

        Cost of Goods Sold.    Cost of goods sold for the quarter, as a percentage of net sales, decreased 0.9 percentage points to 55.9%. Cost of goods sold for the domestic business, as a percentage of net sales, decreased 1.5 percentage points to 53.9%. This decrease (as a percentage of net sales) is due primarily to the increase in average unit selling price as discussed above, partially offset by increased material costs. On a per unit basis, material costs increased 17.2% relative to the second quarter of 2004 due primarily to increased steel and foam product costs as well as changes in the sales mix toward higher price-point products. Variable conversion costs, however, decreased 8.0%, primarily due to increased manufacturing efficiency and lower product return costs. Cost of goods sold for the international business, as a percentage of net sales, increased 0.8 percentage points to 63.7%, primarily due to higher product return costs.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased $4.7 million to $110.5 million, or 31.0% of net sales, compared to $105.8 million, or 33.4% of net sales. As a percentage of net sales, the 2.4 percentage point decrease has been driven by lower national advertising costs and reduced provisions for customer utilization of promotional funds. In addition, product delivery costs and plant administrative expenses decreased as a percentage of net sales as sales gains have primarily been recognized through higher average unit selling prices as opposed to volume gains.

        Recapitalization Expense.    In the quarter ended May 30, 2004, we incurred approximately $132.7 million of recapitalization expenses in connection with its merger with affiliates of Kohlberg Kravis Roberts & Co., L.P., completed April 6, 2004 (see Note 3 to the unaudited condensed consolidated financial statements included in Part I of this quarterly report).

        Royalty Income, net of royalty expense.    Royalty income for the three months ended May 29, 2005 increased $0.4 million over the three months ended May 30, 2004. The increase is due to higher royalties earned on product licensing arrangements, partially offset by higher royalty expense under the Pirelli licensing arrangement at our European subsidiary.

        Interest Expense.    Interest expense increased $1.5 million over the three months ended May 30, 2004 primarily due to higher debt levels resulting from the April 6, 2004 recapitalization as well as higher rates on the variable portion of our floating rate debt, partially offset by lower fixed interest rates. Our weighted-average borrowing cost for the three months ended May 29, 2005 and May 30, 2004 was 7.5% and 7.4%, respectively.

        Income Tax.    Our effective tax rate for the three months ended May 29, 2005 and May 30, 2004 was 70.2% and 28.8%, respectively. Our effective income tax rate generally differs from the federal statutory rate due to the effects of certain foreign tax rate differentials and state and local income taxes. For the quarter ended May 29, 2005, the rate was significantly increased due to the provision of approximately $7.2 million of income taxes on foreign earnings expected to be repatriated to the United States during fiscal 2005 (see Note 15 to the unaudited condensed consolidated financial statements included in Part I of this quarterly report). In the second fiscal quarter of 2004, the rate was affected by certain non-deductible expenses associated with the recapitalization.

  Tabular Information—Year to Date

        The following table sets forth our summarized results of operations for six months ended May 29, 2005 and May 30, 2004, expressed in millions of dollars as well as a percentage of each year's net sales:

	For the six months ended
	May 29, 2005		May 30, 2004
	millions	percentage of net sales	millions	percentage of net sales
Total net sales	$714.9	100.0%	$634.8	100.0%
Total cost of goods sold	398.7	55.8	363.5	57.3

Gross Profit	316.2	44.2	271.3	42.7
Selling, general and administrative	218.8	30.6	207.4	32.7
Recapitalization expense	—	—	132.7	20.9
Amortization of intangibles	0.3	0.0	0.6	0.1
Royalty income, net of royalty expense	(6.3)	(0.9)	(6.7)	(1.1)

Income (loss) from operations	103.4	14.5	(62.7)	(9.9)
Interest expense	36.2	5.1	33.9	5.3
Other (income) expense, net	6.1	0.9	(0.7)	(0.1)

Income (loss) before income taxes	61.1	8.5	(95.9)	(15.1)
Income tax expense (benefit)	31.6	4.4	(25.0)	(3.9)

Net income (loss)	$29.5	4.1%	$(70.9)	(11.2)%

Effective tax rate	51.7%		26.1%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

  Geographic distribution of sales:

	Six Months Ended:
	May 29, 2005	May 30, 2004
US Domestic	79.9%	79.9%
International:
Canada	7.8	7.8
Europe	7.3	7.4
Mexico	1.7	1.7
Other	3.3	3.2

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	For the Six Months Ended:
	May 29, 2005		May 30, 2004
	millions	percentage of net sales	millions	percentage of net sales
Total Domestic (US Dollars):
Total net sales	$571.0	100.0%	$507.3	100.0%
Total cost of goods sold	306.7	53.7	283.4	55.9

Gross profit	264.3	46.3	223.9	44.1
Total International (US Dollars):
Total net sales	143.9	100.0	127.5	100.0
Total cost of goods sold	92.0	63.9	80.1	62.8

Gross profit	51.9	36.1	47.4	37.2
Canada:
US Dollars:
Total net sales	55.9	100.0	49.7	100.0
Total cost of goods sold	33.3	59.6	29.6	59.6

Gross profit	22.6	40.4	20.1	40.4
Canadian Dollars:
Total net sales	68.4	100.0	66.1	100.0
Total cost of goods sold	40.7	59.5	39.3	59.5

Gross profit	27.7	40.5	26.8	40.5
Europe:
US Dollars:
Total net sales	52.1	100.0	47.2	100.0
Total cost of goods sold	35.3	67.8	31.1	65.9

Gross profit	16.8	32.2	16.1	34.1
Euros:
Total net sales	39.7	100.0	38.4	100.0
Total cost of goods sold	26.8	67.5	25.2	65.6

Gross profit	12.9	32.5	13.2	34.4
Other International (US Dollars):
Total net sales	35.9	100.0	30.6	100.0
Total cost of goods sold	23.4	65.2	19.4	63.4

Gross profit	$12.5	34.8%	$11.2	36.6%

  Six Months Ended May 29, 2005 compared with Six Months Ended May 30, 2004

        Net Sales.    Net sales for the six months ended May 29, 2005 were $714.9 million, an increase of $80.1 million, or 12.6% from the six months ended May 30, 2004. Total domestic sales were $571.0 million for the first six months of 2005 compared to $507.3 million for the first six months of 2004. The domestic sales increase of $63.7 million was attributable to a 2.0% increase in volume and a 10.3% increase in average unit selling price. The increase in average unit selling price is due primarily to price increases announced in May 2004 to offset the effects of rising steel costs, and an improved sales mix from our new UniCased® Posturepedic and TripLCased® Stearns & Foster lines. Also, net sales for the first quarter of 2004 were reduced by the effects of close-out pricing on existing products in conjunction with the roll-out of our new Stearns & Foster product lines. Total international sales were $143.9 million for the six months ended May 29, 2005 compared to $127.5 for the six months ended May 30, 2004, an increase of $16.4 million, or 12.9% This increase was significantly influenced by favorable exchange rate fluctuations, most notably in our European and Canadian markets, where local currency sales gains of 3.4% and 3.5%, respectively, translated into gains of 10.4% and 12.5%, respectively, in US Dollars. Local currency sales gains in our Canadian market were driven by a 5.8% increase in average unit selling price resulting from price increases implemented in response to increased material costs and the successful introduction of our UniCased® product line, partially offset by a 2.2% decrease in volume. Sales gains in the European market were primarily attributable to a 4.5% increase in average unit selling price, partially offset by a 1.1% decline in volume.

        Cost of Goods Sold.    Cost of goods sold for the six months ended May 29, 2005, as a percentage of net sales, decreased 1.5 percentage points to 55.8%. Cost of goods sold for the domestic business, as a percentage of net sales, decreased 2.2 percentage points to 53.7%. This decrease (as a percentage of net sales) is due primarily to the increase in average unit selling price as discussed above, partially offset by increased material costs. On a per unit basis, material costs increased 15.7% relative to the first half of 2004 due primarily to increased steel and foam product costs as well as changes in the sales mix toward higher price-point products. Variable conversion costs, however, decreased 8.2%, primarily due to increased manufacturing efficiency, lower health insurance costs, and lower product return costs. Cost of goods sold for the international business, as a percentage of net sales, increased 1.1 percentage points to 63.9%. This increase is primarily due to higher material costs and increased product return costs, partially offset by increased manufacturing efficiency in Canada associated with the new product lines and improved product mix in Argentina.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased $11.4 million to $218.8 million, or 30.6% of net sales, compared to $207.4 million or 32.7% of net sales. As a percentage of net sales, the 2.1 percentage point decrease has been driven by lower national advertising costs and reduced provisions for customer utilization of promotional funds. In addition, product delivery costs and plant administrative expenses decreased as a percentage of net sales as sales gains have primarily been recognized through higher average unit selling prices as opposed to volume gains.

        Recapitalization Expense.    During the six months ended May 30, 2004, we incurred approximately $132.7 million of recapitalization expenses in connection with our merger with affiliates of Kohlberg Kravis Roberts & Co., L.P., completed April 6, 2004 (see Note 3 to the unaudited condensed consolidated financial statements included in Part I of this quarterly report).

        Royalty Income, net of royalty expense.    Royalty income, net of expense, for the six months ended May 29, 2005 decreased $0.4 million over the six months ended May 30, 2006, primarily due to higher royalty expense under the Pirelli licensing arrangement at our European subsidiary.

        Interest Expense.    Interest increased $2.3 million over the six months ended May 30, 2004 primarily due to higher debt levels resulting from the April 6, 2004 recapitalization as well as higher rates on the variable portion of our floating rate debt, partially offset by lower fixed interest rates. Our weighted-average borrowing cost for the six months ended May 29, 2005 and May 30, 2004 was 7.4% and 8.1%, respectively.

        Income Tax.    Our effective tax rate for the six months ended May 29, 2005 and May 30, 2004 was 51.7% and 26.1%, respectively. Our effective income tax rate generally differs from the federal statutory rate due to the effects of certain foreign tax rate differentials and state and local income taxes. For the six months ended May 29, 2005, the rate was significantly increased due to the provision of approximately $7.2 million of income taxes on foreign earnings expected to be repatriated to the

United States during fiscal 2005 (see Note 15 to the unaudited condensed consolidated financial statements included in Part I of this quarterly report). In the first half of 2004, the rate was affected by certain non-deductible expenses associated with the recapitalization.

Liquidity and Capital Resources

  Principal Sources of Funds

        Our principal sources of funds are cash flows from operations and borrowings under our senior secured revolving credit facility. Our principal use of funds consists of operating expenditures, payments of principal and interest on our senior credit agreements, capital expenditures and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $14.8 million for the six months ended May 29, 2005. We expect total 2005 capital expenditures to be approximately $30 million. We believe that annual capital expenditure limitations in our current debt agreements will not significantly prevent us from meeting our ongoing capital needs. At May 29, 2005, we had approximately $85.2 million available under our revolving credit facility after taking into account letters of credit issued totaling $29.8 million. Our net weighted average borrowing cost was 7.4% and 8.1% for the six months ended May 29, 2005 and May 30, 2004, respectively. The decline in our borrowing cost was due to lower rates on our new debt as compared with that retired in the April 2004 recapitalization and amendments to our senior credit facilities, partially offset by increases in the variable component of our floating rate debt.

  Debt

        As part of the April 2004 recapitalization we incurred substantial debt, including new senior credit facilities consisting of a $125 million senior secured revolving credit facility with a six-year maturity, and a $560 million senior secured term loan facility with an eight-year maturity. We also borrowed $100 million under a senior unsecured term loan, due in 2013, and issued $390 million aggregate principal amount of new Senior Subordinated Notes due 2014. Since the recapitalization and through May 29, 2005, we have repaid $125.0 million of the original $560.0 million outstanding under our senior secured term loan. In doing so, we have effectively prepaid all principal payments due prior to the maturity of the loan in 2012. Most of the prepayments have been funded out of our operating cash flow, along with $10.0 million outstanding under our senior secured revolving credit facility at May 29, 2005. As of July 12, 2005, we have $12.8 million outstanding under our revolving credit facility.

        Borrowings under our new senior secured credit facilities bear interest at our choice of the Eurodollar rate or adjusted base rate ("ABR"), in each case, plus an applicable margin, subject to adjustment based on a pricing grid. Annually, we may be required to make principal prepayments equal to 50% of excess cash flow for the preceding fiscal year, as defined in our senior secured credit agreement. At May 29, 2005, we estimate that the amount of such required prepayment (net of voluntary prepayments made during the six months ended May 29, 2005), that would be due in the first quarter of fiscal 2006 with respect to any excess cash flow for the 2005 fiscal year is approximately $8.8 million, such amount being classified as part of the current portion of long-term obligations at May 29, 2005.

        On April 14, 2005, we amended our senior secured credit agreement to provide for an additional $100 million of senior secured term borrowings. The proceeds from the additional borrowing were used to repay the $100 million outstanding under our senior unsecured term loan, effectively reducing the interest rate on this amount of debt by 275 basis points. The amendment also reduced the applicable interest rate margin charged on our senior secured term loan, provided certain financial leverage ratio tests are met. This amendment, along with a prior amendment on August 6, 2004, reduced the applicable margin by a total of 50 basis points. In addition, this amendment provides us with greater flexibility to make dividend distributions to our parent, Sealy Corporation, or to repay certain subordinated debt, provided certain leverage ratio tests and other conditions are met. The terms and conditions of the our $125 million senior revolving credit facility were unchanged by the amendment. In connection with the amendment, we incurred a charge of $6.2 million during the three months ended May 29, 2005, including a non-cash charge of $3.3 million for the write-off of deferred finance charges primarily related to the senior unsecured term loan, $2.0 million of prepayment penalties related to the senior unsecured term loan, and $0.9 million of related fees and expenses.

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

        At May 29, 2005 we were in compliance with the covenants contained within our senior credit agreements and note indenture.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which opportunities may from time to time include voluntary prepayments of our senior secured term debt, or redemption or repurchase of a portion of our senior subordinated notes to the extent permitted by our debt covenants.

  Cash Flow Analysis

        The following table summarizes our changes in cash:

	Six Months Ended:
	May 29, 2005	May 30, 2004
	(in millions)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$34.7	$(44.9)
Investing activities	(10.2)	3.6
Financing activities	(21.6)	(34.6)
Effect of exchange rate changes on cash	(0.7)	(0.2)

Change in cash and cash equivalents	2.2	(76.1)
Cash and cash equivalents:
Beginning of period	22.8	101.1

End of period	$25.0	$25.0

Six Months Ended May 29, 2005 Compared With Six Months Ended May 30, 2004

        Cash Flows from Operating Activities.    Our cash flow from operations increased $79.6 million to $34.7 for the six months ended May 29, 2005, compared to $(44.9) million for the six months ended May 30, 2004. This improvement was primarily due to effects of the recapitalization on cash used in operating activities during the six months ended May 30, 2004, which included approximately $78.1 million associated with recapitalization expenses.

        Cash Flows from Investing Activities.    Our cash flows from investing activities decreased approximately $13.8 million to a net use of $10.2 million for the six months ended May 27, 2005, compared with a net source of $3.6 million for the six months ended May 30, 2004. Cash flows provided by investing activities during the 2004 period included $13.6 million of proceeds from the sale of a note receivable from an affiliate in connection with the recapitalization. Cash flows related to investment in property, plant and equipment included purchases and disposal proceeds of $14.8 million and $4.6 million, respectively, for the six months ended May 29, 2005, and $11.4 million and $1.4 million, respectively, for the six months ended May 30, 2004. Disposal proceeds in fiscal 2005 were primarily due to the sale of the our Randolph, Massachusetts facility which was closed in the second fiscal quarter of 2004.

        Cash Flows from Financing Activities.    Our cash flow used in financing activities for the six months ended May 29, 2005 decreased $13.0 million from the six months ended May 30, 2004. Net cash used for 2004 financing activities was primarily the result of $35.2 million of debt issuance costs resulting from the recapitalization that were not funded with recapitalization proceeds. In 2005, cash used for financing activates included $35.0 million in voluntary prepayments of our senior secured term debt, offset by $5.3 million of borrowings under our revolving credit facility and $8.1 million of borrowings by our European subsidiary.

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

        We have evaluated the impact of the one-time favorable foreign dividend provisions enacted on October 22, 2004, as part of the American Jobs Creation Act of 2004, and determined that we qualify for certain favorable foreign withholding rates and may repatriate earnings of some of our foreign subsidiaries during the 2005 fiscal year. During the second fiscal quarter of 2005, we adopted the Dividend Reinvestment Plan ("DRP"). Under the DRP, we plan to repatriate $50 million pursuant to Section 965 of the 1986 Internal Revenue Code, as amended. There are no plans to repatriate foreign earnings after the close of the 2005 fiscal year. The estimated income tax liability associated with the repatriation is $7.2 million, which has been included in income tax expense for the three and six months ended May 29, 2005. During the three months ended May 29, 2005, we repatriated $25.1 million, net of $1.3 million withholding taxes.

  Debt Covenants

        Our long-term obligations contain various financial tests and covenants. The senior secured credit facilities require us to meet a minimum interest coverage ratio and a maximum leverage ratio. The indenture governing the senior subordinated notes also requires us to meet a fixed charge coverage ratio in order to incur additional indebtedness, subject to certain exceptions. We are currently in compliance with all debt covenants. The specific covenants and related definitions can be found in the applicable debt agreements, each of which has been previously filed with the Securities and Exchange Commission.

        Certain covenants contained in the senior secured credit facilities and senior subordinated notes are based on what we refer to herein as "Adjusted EBITDA." In those agreements, EBITDA is defined as net income plus interest, taxes, depreciation and amortization and Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance. Adjusted EBITDA is presented herein as it is a material component of these covenants. For instance, the indenture governing the senior subordinated notes and the agreement governing the senior secured credit facilities of Sealy Mattress Company ("SMC") each contain financial covenant ratios, specifically leverage and interest coverage ratios, that are calculated by reference to Adjusted EBITDA. Non-compliance with the financial ratio maintenance covenants contained in SMC's senior secured credit facilities could result in the requirement to immediately repay all amounts outstanding under such facilities, while non-compliance with the debt incurrence ratios contained in the indenture governing the senior subordinated notes would prohibit SMC and its subsidiaries from being able to incur additional indebtedness other than pursuant to specified exceptions. In addition, under the restricted payment covenants contained in the indenture governing the senior subordinated notes, the ability of SMC to pay dividends is restricted by formula based on the amount of Adjusted EBITDA. While the determination of "unusual items" is subject to interpretation and requires judgment, we believe the adjustments listed below are in accordance with the covenants discussed above.

        EBITDA and Adjusted EBITDA are not recognized terms under GAAP and do not purport to be alternatives to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, they are not intended to be measures of operating cash flows available for management's discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.

        The following table sets forth a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA for the six months ended May 29, 2005:

Six Months Ended May 29, 2005
Net Income	$29.5
Interest	36.2
Income taxes	31.6
Depreciation and amortization	10.7

EBITDA	$108.0
Management fees to primary owner	1.0
Unusual and nonrecurring losses:
Post-closing residual plant costs	0.8
Bank refinancing charge	6.2
Other (various)	(0.4)

Adjusted EBITDA	$115.6

        Adjusted EBITDA for the trailing twelve month period ended May 29, 2005, used in our covenant calculations to determine compliance, was $224.0 million.

        The following table sets forth a reconciliation of EBITDA to cash flow from operations for the six months ended May 29, 2005 and May 30, 2004:

	Six Months Ended May 29, 2005	Six Months Ended May 30, 2004
Net (loss) income	$29.5	$(70.9)
Interest	36.2	33.8
Income taxes	31.6	(25.0)
Depreciation and amortization	10.7	12.2

EBITDA	$108.0	$(49.9)
Adjustments to EBITDA to arrive at cash flow from operations:
Interest expense	(36.2)	(33.8)
Income taxes	(31.1)	25.0
Non-cash charges against (credits to) net income	24.0	41.3
Changes in operating assets and liabilities.	(30.0)	(27.5)

Cash flow from operations	$34.7	$(44.9)

  Forward Looking Statements

        "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "intends," "projects" and similar expressions are used to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operational results. Any forward-looking statements contained in this report represent our management's current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

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

  •
  our level of indebtedness;

  •
  interest rate risks;

  •
  future acquisitions;

  •
  an increase in return rates; and

  •
  other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Information relative to the Company's market risk sensitive instruments by major category at November 28, 2004 is presented under Item 7a of the our Annual Report on Form 10-K for the fiscal year ended November 28, 2004.

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

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies with forward and option contracts. At May 29, 2005, we had forward contracts to sell a total of 18.0 million Canadian dollars with expiration dates ranging from May 31, 2005 through November 15, 2005. At May 29, 2005, the fair value of our net obligation under the forward contracts was $0.8 million. We do not designate our foreign currency hedges for accounting purposes, therefore all changes in fair value are charged to earnings.

  Interest Rate Risk

        As more fully discussed in Note 12 to our Condensed Consolidated Financial Statements (Part I, Item 1 included herein), we had entered into two interest rate swap agreements associated with debt existing prior to the April 2004 recapitalization. Although the related debt was repaid in connection with the recapitalization, the related swaps remain in effect and are scheduled to expire in December 2006. Because the first swap converted a portion of our floating rate debt to a fixed rate and a subsequent swap effectively re-established a floating rate on the same debt, the effect of the two instruments on both cash flows and earnings is largely off-setting. The combined fair value carrying amount of these swap instruments at May 29, 2005 and November 28, 2004 was a net obligation of $3.1 million and $4.3 million, respectively.

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

        On June 3, 2004, we entered into an interest rate swap agreement effective July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of our outstanding balance under the senior secured term loan through November 2005, declining to $150 million through November 2007. The fair value of this swap instrument was an asset of $0.4 million at May 29, 2005 and an obligation of $2.0 million at November 28, 2004.

        A 10% increase or decrease in market interest rates that affect our interest rate derivative instruments would not have a material impact on our earnings during the next fiscal year.

        Based on the unhedged portion of our variable rate debt outstanding at May 29, 2005, a 12.5 basis point increase or decrease in variable interest rates would have an approximately $0.4 million dollar impact on our annual interest expense.

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

        In connection with the evaluation of our disclosure controls and procedures for the year ended November 28, 2004, and in connection with observations by our independent registered public accountants identified in their audit of our consolidated financial statements, management identified certain deficiencies in our financial statement close process primarily related to the review and approval process for various account analyses and reserve/accrual calculations and the consolidated financial/balance sheet review process. Management has discussed these deficiencies with our Audit Committee and we are currently addressing these deficiencies. Beginning with the financial statement close process for the first fiscal quarter of 2005, we instituted an enhanced management review and approval process for various reserves and accruals. In addition, we enhanced our balance sheet review procedures for the individual plant locations. The Company continued these enhanced procedures for the financial statement close process for the quarter ended May 29, 2005. We expect to continue improving the financial statement close process in 2005 as we continue to prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Due to the recently announced one-year delay in the required compliance schedule for non-accelerated filers, we will be required to issue a management report on our assessment of internal controls over financial reporting in our Annual Report on Form 10-K for the year ended November 26, 2006.

        There were no other changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

        See Note 16 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

  31.1
  Chief Executive Officer Certification of the Quarterly Financial Statements

  31.2
  Chief Financial Officer Certification of the Quarterly Financial Statements

  32
  Certification Pursuant to 18 U.S.C. Section 1350

  (b)
  Reports on Form 8-K:

  Press release announcing the financial results for the three months ended February 27, 2005, filed April 19, 2005.

  Report of entry into a material definitive agreement and entry into a direct financial obligation regarding the amendment and restatement of our senior secured credit facility on April 14, 2005, filed April 20, 2005.

  Regulation FD disclosure regarding the June 30, 2005 filing of a Registration Statement on Form S-1 by our parent, Sealy Corporation, in connection with a proposed initial public offering of common stock, filed June 30, 2005.

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

Date: July 13, 2005

QuickLinks

PART I. FINANCIAL INFORMATION
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
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Balance Sheet May 29, 2005 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Balance Sheet November 28, 2004 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidated Condensed Statements of Operations Three Months Ended May 29, 2005 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidated Condensed Statements of Operations Three Months Ended May 30, 2004 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Statements of Operations Six Months Ended May 29, 2005 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Statements of Operations Six Months Ended May 30, 2004 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Statements of Cash Flows Six Months Ended May 29, 2005 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Statements of Cash Flows Six Months Ended May 30, 2004 (in thousands)
SEALY MATTRESS CORPORATION
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
SIGNATURES