Form 10-Q
period 2005-08-28
Sealy Mattress CORP
filed 2005-10-12
CIK 1295735

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: August 28, 2005
OR
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

        As of September 30, 2005 the registrant had 1,000 shares of common stock outstanding.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SEALY MATTRESS CORPORATION

Condensed Consolidated Statements of Operations

(in thousands)

(unaudited)

	Quarter Ended August 28, 2005	Quarter Ended August 29, 2004
Net sales	$390,026	$357,263
Costs and expenses:
Cost of goods sold	214,081	193,945

Gross profit	175,945	163,318
Selling, general and administrative	117,905	119,885
Recapitalization expense	—	394
Amortization of intangibles	122	297
Royalty income, net	(3,603)	(3,875)

Income from operations	61,521	46,617
Interest expense	17,286	17,324
Other (income) expense, net	(70)	(102)

Income before income tax expense	44,305	29,395
Income tax expense	16,752	9,003

Net income	$27,553	$20,392

See accompanying notes to condensed consolidated financial statements.

SEALY MATTRESS CORPORATION

Condensed Consolidated Statements of Operations

(in thousands)

(unaudited)

	Nine Months Ended August 28, 2005	Nine Months Ended August 29, 2004
Net sales—Non-affiliates	$1,104,939	$984,985
Net sales—Affiliates	—	7,030

Total net sales	1,104,939	992,015
Costs and expenses:
Cost of goods sold—Non-affiliates	612,831	553,448
Cost of goods sold—Affiliates	—	4,035

Total cost of goods sold	612,831	557,483

Gross profit	492,108	434,532
Selling, general and administrative	336,698	327,258
Recapitalization expense	—	133,134
Amortization of intangibles	409	887
Royalty income, net	(9,947)	(10,578)

Income (loss) from operations	164,948	(16,169)
Interest expense	53,490	51,182
Other (income) expense, net	6,020	(844)

Income (loss) before income tax expense	105,438	(66,507)
Income tax expense (benefit)	48,371	(16,002)

Net income (loss)	$57,067	$(50,505)

See accompanying notes to condensed consolidated financial statements.

SEALY MATTRESS CORPORATION

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	August 28, 2005	November 28, 2004*
ASSETS
Current assets:
Cash and cash equivalents	$28,011	$22,779
Accounts receivable, net of allowances for bad debts, cash discounts and returns	198,367	172,829
Inventories	54,462	51,923
Assets held for sale	1,405	8,983
Deferred income taxes	10,678	23,898
Prepaid expenses and other current assets	11,784	18,713

	304,707	299,125
Property, plant and equipment, at cost	325,006	309,919
Less: accumulated depreciation	(157,956)	(145,740)

	167,050	164,179
Other assets:
Goodwill	384,986	387,508
Other intangibles, net	4,403	4,555
Debt issuance costs, net, and other assets	35,230	41,910

	424,619	433,973

	$896,376	$897,277

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term obligations	$10,779	$8,542
Accounts payable	104,701	96,566
Accrued interest	10,658	27,366
Accrued incentives and advertising	37,759	35,829
Accrued compensation	38,234	37,142
Other accrued expenses	42,132	49,795

	244,263	255,240
Due to Parent Company	7,089	3,376
Long-term obligations, net	916,707	965,795
Other noncurrent liabilities	43,430	45,774
Deferred income taxes	14,375	10,835
Commitments and contingencies	—	—
Stockholders' deficit:
Common stock	—	—
Additional paid-in capital	458,620	458,620
Accumulated deficit	(791,091)	(848,158)
Accumulated other comprehensive income	2,983	5,795

	(329,488)	(383,743)

	$896,376	$897,277

*
Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

SEALY MATTRESS CORPORATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended August 28, 2005	Nine Months Ended August 29, 2004
Net cash provided by (used in) operating activities	$63,801	$(19,404)

Cash flows from investing activities:
Purchase of property, plant and equipment, net	(19,756)	(18,718)
Cash received from affiliate note and investment	—	13,573
Proceeds from the sale of property, plant and equipment	9,800	1,499

Net cash used in investing activities	(9,956)	(3,646)

Cash flows from financing activities:
Cash flows associated with financing of the recapitalization:
Proceeds from issuance of common stock	—	436,050
Treasury stock repurchase	—	(748,141)
Proceeds from the issuance of new long-term debt	—	1,050,000
Repayment of existing long-term debt	—	(737,128)
Debt issuance costs	—	(36,403)
Repayments of senior secured term loan	(60,000)	(25,000)
Net borrowings under revolving credit facilities	4,802	—
Other borrowings	7,069	1,707
Equity contributions from exercise of stock options	—	63
Other	(57)	(500)

Net cash used in financing activities	(48,186)	(59,352)

Effect of exchange rate changes on cash	(427)	(36)
Change in cash and cash equivalents	5,232	(82,438)
Cash and cash equivalents:
Beginning of period	22,779	101,100

End of period	$28,011	$18,662

See accompanying notes to condensed consolidated financial statements

SEALY MATTRESS CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 1:    Basis of Presentation

        The condensed consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Sealy Mattress Corporation and its subsidiaries (the "Company"). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with the company's Annual Report on Form 10-K for the year ended November 28, 2004.

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

Note 2:    Recapitalization Expense

        In connection with the recapitalization of April 6, 2004, the Company incurred approximately $133.1 million of expense during the nine months ended August 29, 2004. Included in recapitalization expense was $70.6 million related to debt breakage costs, merger advisory fees, management retention bonuses and other costs, $45.6 million of stock compensation expense resulting from the settlement or modification of existing options, $11.8 million primarily related to the write-off of previous debt issuance costs, and various other non-cash charges of approximately $5.1 million.

Note 3:    Stock Option and Restricted Stock Plans

        Certain employees of the Company have been granted options to purchase the common stock of the Company's parent, Sealy Corporation. Such options are accounted for by the Company and reported herein as if granted by the Company. As permitted by FAS 123, "Accounting for Stock-Based Compensation", the Company has continued to account for its stock option and stock incentive plans through August 28, 2005 in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and records no charges (except to the extent required by APB Opinion No. 25) against earnings with respect to options granted. FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123" does however require interim disclosure of pro forma information regarding net income and earnings per share determined as if the Company had accounted for its stock options under the fair value method.

        For purposes of this pro forma disclosure, the estimated fair value of the options is amortized as an expense over the options' vesting period. The Company recognized compensation expense under APB Opinion No. 25 totaling $45.6 million for the nine months ended August 29, 2004 in connection with the modifications of outstanding options resulting from the recapitalization, such expense being included with recapitalization expense in the accompanying condensed consolidated statements of operations.

	Three months ended		Nine months ended
	August 28, 2005	August 29, 2004	August 28, 2005	August 29, 2004
		(In thousands)
Net income (loss), as reported	$27,553	$20,392	$57,067	$(50,505)
Add: Stock-based compensation expense included in reported net income net of related tax effects	403	—	552	27,337
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(549)	(395)	(1,327)	(28,191)

Pro forma net income (loss)	$27,407	$19,997	$56,292	$(49,651)

        The Company has elected to early adopt Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS 123R), effective August 29, 2005, the first day of the fourth quarter of fiscal 2005. The Company expects no material impact on financial position or results of operations with regard to existing option awards outstanding on the date of adoption. The Company will recognize compensation expense if and when new awards are granted in accordance with the standard.

Note 4:    Inventories

        The major components of inventories were as follows:

	August 28, 2005	November 28, 2004
	(In thousands)
Raw materials	$26,781	$27,269
Work in process	19,444	16,626
Finished goods	8,237	8,028

	$54,462	$51,923

Note 5:    Warranty Costs

        The Company's warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy-branded products, and a 20-year warranty on its new TrueForm™ product line introduced late in the first quarter of fiscal 2005. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The change in the company's accrued warranty obligations for the periods ending August 28, 2005, November 28, 2004, and August 29, 2004 was as follows:

	Nine Months Ended August 28, 2005	Fiscal Year Ended November 28, 2004	Nine Months Ended August 29, 2004
	(In thousands)
Accrued warranty obligations at beginning of period	$13,857	$9,135	$9,135
Warranty claims(1)	(11,366)	(14,607)	(10,989)
Warranty provisions(2)	11,940	19,329	13,400

Accrued warranty obligations at end of period	$14,431	$13,857	$11,546

(1)
Warranty claims for the nine months ended August 28, 2005 include approximately $7.8 million for claims associated with products sold prior to November 28, 2004 that are still under warranty. Warranty claims for the nine month period ended August 29, 2004 include approximately $2.7 million resulting from a change in estimate of the portion of product returns attributable to warranties and approximately $0.7 million increase in warranty claims resulting from implementation of new product return processing procedures in May 2004 which significantly reduced warranty processing time. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $3.5 million, $3.7 million and $2.9 million for the nine months ended August 28, 2005, the year ended November 28, 2004 and the nine months ended August 29, 2004, respectively.

(2)
The provision for the nine months ended August 28, 2005 includes approximately $0.5 million associated with a change in the sales agreement in the third quarter of fiscal 2005 with one of the Company's customers such that the customer is now allowed to return defective products. Previously, the customer received a discount in lieu of returning products. The provision also includes approximately $0.9 million associated with increased claims in certain international locations. In addition, the warranty provision for the nine months ended August 28, 2005 includes an increase of $0.9 million related to the increase in average age and a decrease of $1.2 million related to increased recoverable salvage value included in the warranty obligation estimate. The warranty provision for the nine months ended August 29, 2004 includes approximately $2.7 million resulting from a change in estimate of the portion of product returns attributable to warranties and $1.1 million of other reserve adjustments associated with 2003. In addition, the warranty provision for the nine months ended August 29, 2004 includes $1.6 million of increased recoverable salvage value included in the warranty obligation estimate.

Note 6:    Assets Held for Sale

        Property, plant and equipment being held for disposal is reported at the lower of the carrying amount or fair value less costs to sell. Such assets which meet the criteria of FAS 144 to be reported as "assets held for sale" are shown as such in the accompanying balance sheets, and consist of land and buildings at the Company's closed manufacturing facilities which are being actively marketed for sale and which the Company expects to sell within one year. The $7.6 million decline in assets held for sale from November 28, 2004 to August 28, 2005 primarily results from the December 2004 sale of the Company's Randolph, Massachusetts facility (which ceased operations in May 2004), and the July 2005 sales of the Company's facilities in Memphis, Tennessee and Lake Wales, Florida (which ceased operations in fiscal 2001 and fiscal 2002, respectively). The sales resulted in gains of approximately $2.0 million and $2.2 million for the three and nine months ended August 28, 2005, respectively, which are included in income from operations as a reduction of selling, general and administrative expenses.

Note 7:    Goodwill and Other Intangible Assets

        The Company performs an annual assessment of its goodwill for impairment as of the beginning of the fiscal fourth quarter. The Company also assesses its goodwill and other intangible assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows.

        The changes in the carrying amount of goodwill for the nine months ended August 28, 2005 are as follows (in thousands):

Balance as of November 28, 2004	$387,508
Decrease due to foreign currency translation	(2,522)

Balance as of August 28, 2005	$384,986

        Total other intangibles of $4.4 million (net of accumulated amortization of $4.7 million) as of August 28, 2005 primarily consist of acquired licenses, which are amortized on the straight-line method over periods ranging from 5 to 15 years, and an intangible asset consisting of unamortized pension prior service costs of $1.2 million.

Note 8:    Other (Income) Expense, Net

        Other (income) expense, net for the nine months ended August 28, 2005 includes approximately $6.2 million of expense incurred in connection with the refinancing of the Company's senior secured credit agreement on April 14, 2005 (see Note 9—Long-Term Obligations).

        Other (income) expense, net includes interest income of $0.1 million and $0.2 million for the three and nine months ended August 28, 2005 and $0.1 million and $0.8 million for the three and nine months ended August 29, 2004, respectively.

Note 9:    Long-Term Obligations

        Long-term debt as of August 28, 2005 and November 28, 2004 consisted of the following:

	August 28, 2005	November 28, 2004
	(in thousands)
Senior Revolving Credit Facility	$10,010	$5,000
Senior Secured Term Loan	510,000	470,000
Senior Unsecured Term Loan	—	100,000
Senior Subordinated Notes	390,000	390,000
Other	17,476	9,337

	927,486	974,337
Less current portion	(10,779)	(8,542)

	$916,707	$965,795

        The total borrowing capacity under the senior revolving credit facility is $125 million, of which up to $25 million may be borrowed in Canada. At August 28, 2005, amounts outstanding under the senior revolving credit facility included $10.0 million under the Canadian portion of the facility. At August 28, 2005, the Company had approximately $80.1 million total available under the revolving credit facility after taking into account letters of credit issued totaling $34.9 million.

        Annually, the Company may be required to make principal prepayments equal to 50% of excess cash flow for the preceding fiscal year, as defined in its senior secured credit agreement. At August 28, 2005, the Company estimates that there will be no such required prepayment due in the first quarter of fiscal 2006 due to the $60.0 million of voluntary prepayments made during the nine months ended August 28, 2005. Subsequent to August 28, 2005, the Company has prepaid an additional $10.0 million of its senior secured term debt.

        On April 14, 2005, the Company entered into the Second Amended and Restated Credit Agreement (the "Second Amended and Restated Credit Agreement"), which amended and restated the Amended and Restated Credit Agreement, dated as of August 8, 2004 (the "Existing Credit Agreement"). The Second Amended and Restated Credit Agreement amended the Existing Credit Agreement to refinance the $465 million outstanding under the existing senior secured term loans plus an additional $100 million new term loan borrowings, the proceeds of which were used to repay the $100 million outstanding under the Company's senior unsecured term loan due April 6, 2013. The Second Amended and Restated Credit Agreement also reduced the applicable interest rate margin charged on the senior secured term loan, provided certain financial leverage ratio tests are met. In addition, the Second Amended and Restated Credit Agreement provides the Company with greater flexibility to make dividend distributions to its parent, Sealy Corporation, or to repay certain subordinated debt, provided certain leverage ratio tests and other conditions are met. The terms and conditions of the Company's $125 million senior revolving credit facility were unchanged by the Second Amended and Restated Credit Agreement. In connection with the amendment and restatement, the Company incurred a charge of $6.2 million during the second quarter of fiscal 2005, including $3.3 million for the write-off of deferred finance charges primarily related to the senior unsecured term loan, $2.0 million of prepayment penalties related to the senior unsecured term loan, and $0.9 million of related fees and expenses (see Note 8—Other (income) expense, net).

        In August 2005, the Company entered into a capital lease for the acquisition of computer hardware and software. Future minimum lease payments with the present value of the net minimum lease payments (included in other long-term debt and current portion shown above) as of August 28, 2005 are as follows:

Fiscal Year
2005	$127
2006	510
2007	510
2008	382

Total minimum lease payments	1,529
Less: Amount representing interest	(141)

Present value of net minimum lease payments	$1,388

Note 10:    Recently Issued Accounting Pronouncements

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

        In December 2004, the FASB issued FAS 123 (Revised), "Share-Based Payment" ("FAS 123R") which replaces FAS 123 and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). This statement requires compensation costs relating to share-based payment transactions to be recognized in financial statements based upon the fair value of the award. FAS 123R eliminates the option to account for the cost of stock-based compensation using the intrinsic value method as allowed under APB 25. The Company will adopt the provisions of FAS 123R as of August 29, 2005, the first day of the fourth quarter of fiscal 2005. The Company expects no material impact on financial position or results of operations with regard to existing option awards outstanding on the date of adoption. The Company will recognize compensation expense if and when new awards are granted, in accordance with the standard.

Note 11:    Hedging Strategies

        In 2000, the Company entered into an interest rate swap agreement that effectively converted $236 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the

Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, $12.9 million previously recorded in accumulated other comprehensive loss as of the date of dedesignation was being amortized into interest expense over the remaining life of the interest rate swap agreement. Due to the retirement of the existing debt in connection with the April 2004 recapitalization, the remaining $4.7 million previously recorded in accumulated other comprehensive loss was charged to expense during the second fiscal quarter of 2004. Prior to the recapitalization, $0.9 million was amortized into interest expense. Prior to June 3, 2002, the changes in the fair market value of the interest rate swap were recorded in accumulated other comprehensive income (loss). Subsequent to June 3, 2002, changes in the fair market value of the interest rate swap are recorded in interest expense. For the three and nine months ended August 28, 2005, ($0.3) million and ($0.6) million, and for the three and nine months ended August 29, 2004, $1.0 million and $1.4 million, respectively, was recorded as net additions to (reductions of) interest expense as a result of the cash requirements of the swap net of the non-cash interest associated with the change in its fair market value. At August 28, 2005 and November 28, 2004, the fair value carrying amount of this instrument was recorded as follows:

	August 28, 2005	November 28, 2004
	(in thousands)
Accrued interest	$626	$1,162
Other accrued expenses	1,606	3,030
Other noncurrent liabilities	270	2,250

Net liability	$2,502	$6,442

        During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $236 million of debt previously converted to fixed rate debt through December 2006. This interest rate swap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. For the three and nine months ended August 28, 2005, $0.3 million and $0.7 million, and for the three and nine months ended August 29, 2004, ($0.9) million and ($1.3) million, respectively, was recorded as net additions to (reductions of) interest expense as a result of the cash interest received on the swap net of the non-cash interest associated with the change in its fair market value. At August 28, 2005 and November 28, 2004, the fair value carrying amount of this instrument was a deminimis amount and $2.2 million, respectively, with $0.1 million and $1.8 million recorded in prepaid expenses and other current assets, and $0.1 million recorded in other noncurrent liabilities and $0.3 million recorded in noncurrent assets, respectively.

        In June 2004, the Company entered into an additional swap agreement that has the effect of converting $200 million of the floating-rate debt under the Company's new senior credit facilities to a fixed-rate basis through November 2005, declining to $150 million through November 2007. The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. Accordingly, the effective portion of changes in the market value of the swap is recorded in other comprehensive income (loss). For the three and nine months ended August 28, 2005, $0.2 million and $1.3 million was recorded in interest expense. For the three and nine months ended August 29, 2004, $0.7 million was recorded in interest expense. At August 28, 2005 and November 28, 2004, the fair value carrying amount of the instrument was recorded as follows:

	August 28, 2005	November 28, 2004
	(in thousands)
Accrued interest payable	$202	$978
Prepaid expense	(499)	—
Other accrued expenses	—	1,420
Long term receivable	(1,600)	(377)

Net (asset) liability	$(1,897)	$2,021

        At August 28, 2005 and November 28, 2004, accumulated other comprehensive income (loss) associated with the interest rate swaps was $1.3 million and $(0.6) million, respectively.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted cash flow hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and option contracts. The Company does not designate its foreign currency hedges for accounting purposes, therefore all changes in fair value are charged to earnings. At August 28, 2005, the Company had forward contracts to sell a total of 30.5 million Canadian dollars with expiration dates ranging from September 2, 2005 through November 15, 2006. At August 28, 2005 and November 28, 2004, the fair value of the Company's net obligation under the forward contracts was a liability of $0.9 million and $3.1 million, respectively. For the three and nine months ended August 28, 2005 and August 29, 2004, the Company recognized foreign currency transaction losses of $0.8 million and gains of $2.0 million, respectively, for 2005 and losses of $0.7 million and gains of $0.6 million, respectively, for 2004.

Note 12:    Defined Benefit Pension Expense

        The components of net periodic pension cost recognized for the Company's defined benefit pension plan for the three and nine months ended August 28, 2005 and August 29, 2004 are as follows (in thousands):

	Three months ended		Nine months ended
	August 28, 2005	August 29, 2004	August 28, 2005	August 29, 2004
Service cost	$149	$118	$446	$355
Interest cost	196	179	587	538
Expected return on plan assets	(186)	(136)	(558)	(408)
Amortization of unrecognized losses	36	56	109	294
Amortization of unrecognized transition asset	(22)	(22)	(65)	(66)
Amortization of unrecognized prior service cost	50	40	149	121

Net periodic pension cost*	$223	$235	$668	$834

Cash contributions	$300	$1,381	$600	$1,845

*
Net periodic pension costs recognized for the three and nine months ending August 29, 2004 were based upon preliminary estimates pending the final actuarial determination of such costs for fiscal 2004, which was completed in October, 2004.

        The Company expects to make additional cash contributions to the plan of approximately $0.3 million during the remainder of fiscal 2005.

Note 13:    Stockholders' Deficit

        Activity in Stockholders' deficit is as follows (dollars in thousands):

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at November 28, 2004		$—	$458,620	$(848,158)	$5,795	$(383,743)
Comprehensive Income:
Net income for the nine months ended August 28, 2005	$57,067	—	—	57,067	—	57,067
Change in fair value of cash flow hedge	1,886	—	—	—	1,886	1,886
Foreign currency translation adjustment	(4,698)	—	—	—	(4,698)	(4,698)

Balance at August 28, 2005	$54,255	$—	$458,620	$(791,091)	$2,983	$(329,488)

        Total comprehensive income (loss) for the three and nine months ended August 28, 2005 was $29.4 million and $54.3 million and for the three and nine months ended August 29, 2004 was $19.9 million and $(48.7) million, respectively.

Note 14:    Income Taxes

        As allowed under SFAS 109, "Accounting for Income Taxes", the Company has historically not provided for income taxes on the undistributed earnings of foreign subsidiaries that are considered to be permanently invested outside of the United States. However, the Company has evaluated the impact of the one-time favorable foreign dividend provisions enacted on October 22, 2004, as part of the American Jobs Creation Act of 2004, and determined that it qualifies for certain favorable foreign withholding rates and may repatriate earnings of some of its foreign subsidiaries during the 2005 fiscal year. During the second fiscal quarter of 2005, the Company adopted the Dividend Reinvestment Plan ("DRP"). Under the DRP, the Company plans to repatriate $50 million pursuant to Section 965 of the 1986 Internal Revenue Code, as amended. There are no plans to repatriate foreign earnings after the close of the 2005 fiscal year. The estimated income tax liability associated with the repatriation is $7.2 million, which has been included in income tax expense for the nine months ended August 28, 2005. During the nine months ended August 28, 2005, the Company repatriated $25.1 million, net of $1.3 million foreign withholding taxes, and plans to repatriate an additional $24.9 million during the fourth quarter of fiscal 2005.

Note 15:    Noncash Investing and Financing Activities

        In August of 2005, the Company entered into a capital lease for the acquisition of computer hardware and software. The amount recognized as a capital lease obligation was $1.4 million, with $1.0 million included in long-term obligations and $0.4 million included in the current portion of long-term debt (see Note 9).

Note 16:    Commitments and Contingencies

        The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval, and has concluded a pilot test of the groundwater remediation system. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. The Company has recorded a reserve for $2.7 million ($3.4 million prior to discounting at 4.75%) associated with this remediation project, and it is reasonably possible that up to an additional $0.3 million may be incurred to complete the project.

        The Company is also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Environmental Protection approval of the remediation plan. The Company has completed essentially all soil remediation under the remediation plan and is currently monitoring groundwater at the site. The Company has identified cadmium in the ground water at the site and intends to address that during fiscal 2006. The Company has recorded a reserve of approximately $0.4 million associated with the additional work and ongoing monitoring. The Company believes the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility.

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

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that the its tax return positions are fully supportable, reserves have been established where the Company believes that certain tax positions are likely to be challenged and the Company may not fully prevail in overcoming these challenges. The Company may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, the Company's tax advisors, or resolution of issues in the courts. The Company's tax expense includes the impact of reserve positions and changes to reserves that it considers appropriate, as well as related interest. Because the Company is not currently undergoing examinations of any of its corporate income tax returns by tax authorities, the Company believes that it is unlikely that an audit could be initiated which would result in an assessment and payment of taxes related to these positions during the one year following August 28, 2005. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur. Therefore, substantially all of the reserves for these positions are classified as noncurrent liabilities in the accompanying balance sheet.

        In connection with planned capital expenditures totalling approximately $7.5 million in fiscal 2005 and 2006, the Company's European subsidiary has obtained financing commitments for approximately $5.8 million and has firm purchase commitments of approximately $2.7 million outstanding at August 28, 2005.

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

        During the three and nine months ended August 28, 2005, the Company incurred management fees of $0.5 million and $1.5 million to KKR, respectively. Also during the three and nine months ended August 28, 2005, the Company incurred $0.1 million and $1.3 million for consulting services provided by Capstone Consulting LLC, the chief executive officer of which is on the Company's board of directors.

Note 18:    Segment Information

        The Company has determined that it has two operating segments, domestic and international, that qualify for aggregation as prescribed in SFAS 131. Accordingly, the Company has one reportable industry segment, the manufacture and marketing of conventional and specialty bedding. For the three and nine months of ended August 28, 2005 and August 29, 2004, no one customer represented 10% or more of total net sales. Sales outside the United States for the three and nine months ended August 28, 2005 and August 29, 2004 were $77.8 million and $221.7 million and $71.5 million and $199.0 million, respectively. In addition, long-lived assets (principally property, plant and equipment and other investments) outside the United States were $50.6 million and $53.5 million as of August 28, 2005 and November 28, 2004, respectively.

  Geographic distribution of sales:

	Three months ended				Nine months ended
	August 28, 2005		August 29, 2004		August 28, 2005		August 29, 2004
	(in millions)
US domestic	$312.2	80.1%	$285.8	80.0%	$883.2	79.9%	$793.0	79.9%
International:
Canada	34.2	8.8	30.9	8.6	90.0	8.1	80.6	8.1
Europe	26.7	6.8	24.8	6.9	78.7	7.1	72.0	7.3
Mexico	5.6	1.4	4.6	1.3	17.4	1.6	15.6	1.6
Other international locations	11.3	2.9	11.2	3.2	35.6	3.3	30.8	3.1

Total international	77.8	19.9	71.5	20.0	221.7	20.1	199.0	20.1

Total company	$390.0	100.0%	$357.3	100.0%	$1,104.9	100.0%	$992.0	100.0%

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

        The following supplemental consolidating condensed financial statements present:

  1.
  Consolidating condensed balance sheets as of August 28, 2005 and November 28, 2004 and consolidating condensed statements of operations for the three and nine months ended August 28, 2005 and August 29, 2004 and the consolidating condensed statements of cash flows for the nine months ended August 28, 2005 and August 29, 2004.

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

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Balance Sheet

August 28, 2005

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2	$14,828	$13,181	$—	$28,011
Accounts receivable—Non- affiliates, net	—	33	136,134	62,200	—	198,367
Inventories	—	3,287	34,112	17,063	—	54,462
Assets held for sale	—	—	1,405	—	—	1,405
Prepaid expenses, deferred taxes and other current assets	—	3,375	14,519	4,568	—	22,462

	—	6,697	200,998	97,012	—	304,707
Property, plant and equipment, at cost	—	7,523	248,118	69,365	—	325,006
Less: accumulated depreciation	—	(3,862)	(131,831)	(22,263)	—	(157,956)

	—	3,661	116,287	47,102	—	167,050
Other assets:
Goodwill	—	24,741	304,774	55,471	—	384,986
Other intangibles, net	—	—	4,086	317	—	4,403
Net investment in and advances to (from) subsidiaries and affiliates	(338,784)	929,349	(196,439)	(70,500)	(323,626)	—
Debt issuance costs, net and other assets	—	27,110	6,682	1,438	—	35,230

	(338,784)	981,200	119,103	(13,274)	(323,626)	424,619

Total assets	$(338,784)	$991,558	$436,388	$130,840	$(323,626)	$896,376

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term obligations	$—	$—	$445	$10,334	$—	$10,779
Accounts payable	—	343	70,515	33,843	—	104,701
Accrued interest	—	566	10,024	68	—	10,658
Accrued incentives and advertising	—	—	32,472	5,287	—	37,759
Accrued compensation	—	295	31,058	6,881	—	38,234
Other accrued expenses	—	1,860	32,689	7,583	—	42,132

	—	3,064	177,203	63,996	—	244,263
Due to Parent Company	—	—	7,089	—	—	7,089
Long-term obligations, net	—	900,000	1,029	15,678	—	916,707
Other noncurrent liabilities	—	365	35,373	7,692	—	43,430
Deferred income taxes	(9,296)	1,379	16,240	6,052	—	14,375
Stockholders' deficit	(329,488)	86,750	199,454	37,422	(323,626)	(329,488)

Total liabilities and stockholders' deficit	$(338,784)	$991,558	$436,388	$130,840	$(323,626)	$896,376

SEALY MATTRESS CORPORATION
Supplemental Consolidating Condensed Balance Sheet
November 28, 2004
(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2	$5,142	$17,635	$—	$22,779
Accounts receivable, net	—	61	106,511	66,257	—	172,829
Inventories	—	1,047	35,014	15,862	—	51,923
Assets held for sale	—	—	8,983	—	—	8,983
Prepaid expenses, deferred income taxes and other current assets	—	4,616	33,933	4,062	—	42,611

	—	5,726	189,583	103,816	—	299,125
Property, plant and equipment, at cost	—	6,962	233,339	69,618	—	309,919
Less accumulated depreciation	—	(3,620)	(123,132)	(18,988)	—	(145,740)

	—	3,342	110,207	50,630	—	164,179
Other assets:
Goodwill	—	24,741	304,773	57,994	—	387,508
Other intangibles, net	—	—	4,303	252	—	4,555
Net investment in and advances to (from) subsidiaries	(389,163)	941,617	(210,360)	(94,885)	(247,209)	—
Debt issuance costs, net, and other assets	—	33,729	7,094	1,087	—	41,910

	(389,163)	1,000,087	105,810	(35,552)	(247,209)	433,973

Total assets	$(389,163)	$1,009,155	$405,600	$118,894	$(247,209)	$897,277

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion—long- term obligations	$—	$—	$22	$8,520	$—	$8,542
Accounts payable	—	189	56,056	40,321	—	96,566
Accrued customer incentives and advertising	—	1,552	28,549	5,728	—	35,829
Accrued compensation	—	270	29,622	7,250	—	37,142
Accrued interest	—	2,518	24,790	58	—	27,366
Other accrued expenses	—	5,428	39,857	4,510	—	49,795

	—	9,957	178,896	66,387	—	255,240
Due to (from) parent company	3,876	(500)	—	—	—	3,376
Long-term obligations	—	965,000	21	774	—	965,795
Other noncurrent liabilities	—	2,254	34,847	8,673	—	45,774
Deferred income taxes	(9,296)	122	13,101	6,908	—	10,835
Stockholders' equity (deficit)	(383,743)	32,322	178,735	36,152	(247,209)	(383,743)

Total liabilities and stockholders' deficit	$(389,163)	$1,009,155	$405,600	$118,894	$(247,209)	$897,277

SEALY MATTRESS CORPORATION

Supplemental Consolidated Condensed Statements of Operations

Three Months Ended August 28, 2005

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$17,241	$303,325	$75,098	$(5,638)	$390,026
Costs and expenses:
Cost of goods sold	—	9,915	162,631	47,173	(5,638)	214,081
Selling, general and administrative	—	1,713	95,630	20,562	—	117,905
Amortization of intangibles	—	—	73	49	—	122
Royalty income, net	—	—	(4,117)	514	—	(3,603)

Income from operations	—	5,613	49,108	6,800	—	61,521
Interest expense	103	16,781	(155)	557	—	17,286
Other (income) expense, net	—	—	(13)	(57)	—	(70)
Loss (income) from equity investees	(27,612)	(24,793)	—	—	52,405	—
Loss (income) from nonguarantor equity investees	—	—	(2,599)	—	2,599	—
Capital charge and intercompany interest allocation	—	(15,763)	15,099	664	—	—

Income before income taxes	27,509	29,388	36,776	5,636	(55,004)	44,305
Income tax (benefit) expense	(44)	1,776	11,983	3,037	—	16,752

Net income	$27,553	$27,612	$24,793	$2,599	$(55,004)	$27,553

SEALY MATTRESS CORPORATION

Supplemental Consolidated Condensed Statements of Operations

Three Months Ended August 29, 2004

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$14,156	$279,163	$69,360	$(5,416)	$357,263
Costs and expenses:
Cost of goods sold	—	8,578	147,698	43,085	(5,416)	193,945
Selling, general and administrative	—	3,876	97,379	18,630	—	119,885
Recapitalization expense	—	—	—	394	—	394
Amortization of intangibles	—	—	73	224	—	297
Royalty income, net	—	—	(4,128)	253	—	(3,875)

Income from operations	—	1,702	38,141	6,774	—	46,617
Interest expense	60	17,431	(408)	241	—	17,324
Other (income) expense, net	(4)	—	(1)	(97)	—	(102)
Loss (income) from equity investees	(21,231)	(21,035)	—	—	42,266	—
Loss (income) from nonguarantor equity investees	—	(277)	(4,314)	—	4,591	—
Capital charge and intercompany interest allocation	(56)	(16,595)	16,006	645	—	—

Income before income taxes	21,231	22,178	26,858	5,985	(46,857)	29,395
Income tax expense	839	947	5,823	1,394	—	9,003

Net income	$20,392	$21,231	$21,035	$4,591	$(46,857)	$20,392

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Nine Months Ended August 28, 2005

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$47,585	$859,942	$213,731	$(16,319)	$1,104,939
Costs and expenses:
Cost of goods sold	—	28,184	465,437	135,529	(16,319)	612,831
Selling, general and administrative	—	4,750	271,144	60,804	—	336,698
Amortization of intangibles	—	—	217	192	—	409
Royalty income, net	—	—	(11,484)	1,537	—	(9,947)

Income (loss) from operations	—	14,651	134,628	15,669	—	164,948
Interest expense	279	52,258	(246)	1,199	—	53,490
Other (income) expense	—	6,248	(13)	(215)	—	6,020
Loss (income) from equity investees	(57,241)	(53,884)	—	—	111,125	—
Loss (income) from nonguarantor equity investees	—	—	(5,964)	—	5,964	—
Capital charge and intercompany interest allocation	—	(49,272)	47,223	2,049	—	—

Income before income taxes	56,962	59,301	93,628	12,636	(117,089)	105,438
Income tax (benefit) expense	(105)	2,060	39,744	6,672	—	48,371

Net income	$57,067	$57,241	$53,884	$5,964	$(117,089)	$57,067

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Nine Months Ended August 29, 2004

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$37,433	$768,705	$193,122	$(14,275)	$984,985
Net sales—Affiliates	—	—	7,030	—	—	7,030

Total net sales	—	37,433	775,735	193,122	(14,275)	992,015
Costs and expenses:
Cost of goods sold—Non- affiliates	—	23,573	423,502	120,648	(14,275)	553,448
Cost of goods sold—Affiliates	—	—	4,035	—	—	4,035

Total cost of goods sold	—	23,573	427,537	120,648	(14,275)	557,483
Selling, general and administrative	26	10,489	260,553	56,190	—	327,258
Recapitalization Expense	41,753	36,871	50,224	4,286	—	133,134
Amortization of intangibles	—	—	217	670	—	887
Royalty income, net	—	—	(11,378)	800	—	(10,578)

Income (loss) from operations	(41,779)	(33,500)	48,582	10,528	—	(16,169)
Interest expense	1,951	48,860	(404)	775	—	51,182
Other (income) expense	—	—	(327)	(517)	—	(844)
Loss (income) from equity investees	18,796	(4,977)	—	—	(13,819)	—
Loss (income) from nonguarantor equity investees	—	(3,521)	(2,786)	—	6,307	—
Capital charge and intercompany interest allocation	(1,973)	(46,416)	46,425	1,964	—	—

Income (loss) before income taxes	(60,553)	(27,446)	5,674	8,306	7,512	(66,507)
Income tax (benefit) expense	(10,048)	(8,650)	697	1,999	—	(16,002)

Net income (loss)	$(50,505)	$(18,796)	$4,977	$6,307	$7,512	$(50,505)

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows

Nine Months Ended August 28, 2005
(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$3,860	$55,977	$3,964	$—	$63,801

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	(609)	(18,170)	(977)	—	(19,756)
Proceeds from the sale of property, plant and equipment	—	—	9,800	—	—	9,800
Net activity in investment in and advances to (from) subsidiaries	—	61,954	(64,518)	2,564	—	—

Net cash provided by (used in) investing activities	—	61,345	(72,888)	1,587	—	(9,956)
Cash flows from financing activities:
Repayments of senior secured term loan	—	(60,000)	—	—	—	(60,000)
Net borrowings under revolving credit facilities	—	(5,000)	—	9,802	—	4,802
Other borrowings	—	—	—	7,069	—	7,069
Intercompany dividend associated with international repatriation	—	—	26,449	(26,449)	—	—
Other	—	(205)	148	—	—	(57)

Net cash provided by (used in) financing activities	—	(65,205)	26,597	(9,578)	—	(48,186)

Effect of exchange rate on cash	—	—	—	(427)	—	(427)
Change in cash and cash equivalents	—	—	9,686	(4,454)	—	5,232
Cash and cash equivalents:
Beginning of period	—	2	5,142	17,635	—	22,779

End of period	$—	$2	$14,828	$13,181	$—	$28,011

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows

Nine Months Ended August 29, 2004

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(21,713)	$(6,929)	$9,238	$—	$(19,404)

Cash flows from investing activities:
Purchase of property, plant and equipment, net	—	(362)	(15,808)	(2,548)	—	(18,718)
Cash received from affiliate note and investment	—	—	—	13,573	—	13,573
Proceeds from the sale of property, plant and equipment	—	—	1,499	—	—	1,499
Net activity in investment in and advances to (from) subsidiaries	362,017	(278,912)	(62,194)	(20,911)	—	—

Net cash provided by (used in) investing activities	362,017	(279,274)	(76,503)	(9,886)	—	(3,646)
Cash flows from financing activities:
Cash flows associated with financing of the recapitalization (Note 2):
Proceeds from issuance of common stock	436,050	—	—	—	—	436,050
Treasury stock repurchase (including direct expenses of $7,608)	(748,141)	—	—	—	—	(748,141)
Proceeds from the issuance of new long-term debt	—	1,050,000	—	—	—	1,050,000
Repayment of existing long-term debt	(49,989)	(687,139)	—	—	—	(737,128)
Debt issuance costs	—	(36,403)	—	—	—	(36,403)
Repayments of senior secured term loan		(25,000)				(25,000)
Borrowings (repayments) of other long-term obligations, net	—	—	—	1,707	—	1,707
Equity contributions from exercise of stock options	63	—	—	—	—	63
Other	—	(500)	—	—	—	(500)

Net cash provided by (used in) financing activities	(362,017)	300,958	—	1,707	—	(59,352)

Effect of exchange rate changes on cash	—	—	—	(36)	—	(36)
Change in cash and cash equivalents	—	(29)	(83,432)	1,023	—	(82,438)
Cash and cash equivalents:
Beginning of period	—	31	90,985	10,084	—	101,100

End of period	$—	$2	$7,553	$11,107	$—	$18,662

SEALY MATTRESS CORPORATION

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

        Sealy Mattress Corporation, through our subsidiaries, is the largest bedding manufacturer in the world, with a wholesale domestic market share of 20.7% in 2004. We estimate that our market share has increased slightly through August 28, 2005. We manufacture and market a complete line of bedding (innerspring and non-innerspring) products including mattresses and box springs, holding leading positions in key market segments such as luxury bedding products and among leading retailers. According to Home Furnishing News, the Sealy brand ranked 15th among the top 150 home products brands. Our conventional bedding products include the SEALY®, SEALY POSTUREPEDIC®, STEARNS & FOSTER® and BASSETT® brands and account for approximately 88.4% of the our total net sales for the year ended November 28, 2004. In addition to our innerspring bedding, we also produce a variety of visco-elastic (memory foam) and latex foam bedding products. Though sales of such products were not significant in the first nine months of 2005, we expect to experience growth in these product lines as we seek to strengthen our competitive position in the specialty bedding (non-innerspring mattress) market. We distinguish ourselves from our major competitors by maintaining our own component parts manufacturing capability and producing substantially all of our mattress innerspring requirements and approximately 46% of our boxspring component parts requirements. We believe that our industry is resilient to economic downturns due in part to the large portion of purchases, approximately 70%, which are for mattress replacements. The growth of the bedding industry has been supported by economic and demographic factors such as increasing disposable income among the "baby boomer" segment of the population, an increase in the number of bedrooms per home and second home purchases, and growing awareness of the health benefits of quality sleep.

        On April 6, 2004 our parent company, Sealy Corporation, completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") whereby KKR acquired approximately 92% of Sealy Corporation's capital stock. In connection with the merger, we recapitalized substantially all of our outstanding debt. A full description of the effects of the merger and recapitalization is included in our 2004 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2005. Although we incurred substantially increased levels of debt in the recapitalization, our cost of capital was reduced due to lower interest rates on the new debt compared with our earlier financing, and our total interest costs have remained comparable with those prior to the recapitalization. On April 14, 2005, we further reduced our cost of capital by amending and restating our senior secured credit agreement. The amendment provided an additional $100 million of senior secured term loans which were used to repay our senior unsecured term loans, reducing our interest costs going forward. Due to our strong operating cash flow since the recapitalization, we have been able to repay $150 million of our senior secured term debt significantly ahead of schedule. Our strategy for the remainder of 2005 and into 2006 is to continue to deleverage our business through additional prepayments of our long-term debt as permitted by our senior credit agreements and our operating cash flow.

        On June 30, 2005, our parent company, Sealy Corporation, filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with a proposed initial public offering of its common stock. The proceeds from any such offering are anticipated to be used, among other things, to redeem a portion of our senior subordinated notes due in 2014.

        In 2004, we successfully completed the rollout of our new single-sided, "no-flip" Sealy Posturepedic UniCased® and Stearns & Foster TripLCased® product lines in the United States, Canada, and Mexico, representing the broadest product redesign in our history. The manufacture and sale of these products for our Sealy Posturepedic lines began in mid-2003, followed by the introduction of the new Stearns & Foster lines in the first fiscal quarter of 2004. Our initial profitability from the sales of these new products was limited as we worked to gain manufacturing efficiency with the new designs and supported our customers' transition to the new products with price rollbacks. In 2004, with these issues substantially behind us, we began to realize the anticipated contribution of these products to our sales growth and profitability, which has continued into 2005. Our profitability has been further enhanced by rapid growth among our high-end price point ($1,000 and up) luxury bedding lines. Our shares of the Luxury and Ultra-Luxury product segments are greater than our overall market share, and our Stearns & Foster and Luxury Posturepedic lines directly target these segments.

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

        Our industry continues to be challenged by the high cost of steel and petroleum products, which affect the cost of our steel innerspring and our polyurethane foam and polyethylene component parts. Thus far, we have been able to successfully address these cost pressures through a price increase announced in May of 2004 and cost reduction efforts. During 2005, the cost of steel has continued to remain elevated above their recent historical averages, and the cost of petroleum-based foam products has increased significantly. We expect these costs to remain elevated throughout the remainder of 2005 and into 2006. See "Foam Material Supply Disruption" below for a discussion of the effects of the recent Gulf Coast hurricanes on our business.

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

        In our international markets we have continued to see significant sales growth over the last several years, with our foreign subsidiaries contributing 19.9% of our total company revenues for the nine months ended August 28, 2005. However, our Brazilian subsidiary, contributing approximately $10.6 million to our revenues for the nine months ended August 28, 2005, has continued to perform below our expectations and has not yet achieved profitability. While we do not believe that we have, as yet, suffered any impairment with respect to our investment in long-lived assets in Brazil, we will continue to monitor that operation closely as we evaluate our strategic alternatives in that market.

        On October 11, 2005, Levitz Home Furnishings, Inc. announced that it had filed for protection under Chapter 11 of the United States Bankruptcy Code. We are evaluating our exposure with respect to any possible losses which may result from this bankruptcy, and will record any loss provisions in the fourth quarter of fiscal 2005.

  Foam Material Supply Disruption

        The recent Gulf Coast hurricanes in late August and September of 2005 caused extensive damage to petrochemical processing facilities that supply an essential raw material called TDI, used to manufacture polyurethane foam, a material used in substantially all of our bedding products. As a result, there is a temporary foam shortage that will affect North American manufacturers in the mattress, furniture, and automobile seating industries. Our principal foam supplier has given notice that most types of foam they supply will be on temporary allocation. At this time the duration and extent of the material shortages is unclear, but we anticipate some impact on production schedules across all of Sealy's North American mattress plants for at least a portion of the fourth quarter of fiscal 2005. By re-prioritizing our production and delivery schedules and utilizing our international operations to locate alternative sources of foam products, we believe we will be able to minimize the impact of this disruption on our customers and our business. At this time, however, we are unable to quantify any potential adverse impact this disruption may have on our results of operations for the fourth quarter of fiscal 2005 or beyond.

RESULTS OF OPERATIONS

  Tabular Information—Current Fiscal Quarter

        The following table sets forth our summarized results of operations for three months ended August 28, 2005 and August 29, 2004 expressed in millions of dollars as well as a percentage of each year's net sales:

	For the three months ended
	August 28, 2005		August 29, 2004
	millions	percentage of net sales	millions	percentage of net sales
Total net sales	$390.0	100.0%	$357.3	100.0%
Total cost of goods sold	214.1	54.9	193.9	54.3

Gross Profit	175.9	45.1	163.4	45.7
Selling, general and administrative	117.9	30.2	119.9	33.6
Recapitalization expense			0.4	0.2
Amortization of intangibles	0.1	0.0	0.3	0.1
Royalty income, net of royalty expense	(3.6)	(0.9)	(3.8)	(1.1)

Income from operations	61.5	15.8	46.6	(13.0)
Interest expense	17.3	4.4	17.3	4.8
Other (income) expense, net	(0.1)	(0.0)	(0.1)	(0.0)

Income before income taxes	44.3	11.4	29.4	8.2
Income taxes	16.8	4.3	9.0	2.5

Net income	$27.5	7.1%	$20.4	5.7%

Effective tax rate	37.8%		30.6%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

	Three Months Ended:
Geographic distribution of sales:	August 28, 2005	August 29, 2004
US Domestic	80.1%	80.0%
International:
Canada	8.8	8.6
Europe	6.8	6.9
Mexico	1.4	1.3
Other	2.9	3.2

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	For the Three Months Ended:
	August 28, 2005		August 29, 2004
	millions	percentage of net sales	millions	percentage of net sales
Total Domestic (US Dollars):
Total net sales	$312.2	100.0%	$285.8	100.0%
Total cost of goods sold	165.5	53.0	149.5	52.3

Gross profit	146.7	47.0	136.3	47.7
Total International (US Dollars):
Total net sales	77.8	100.0	71.5	100.0
Total cost of goods sold	48.6	62.5	44.4	62.1

Gross profit	29.2	37.5	27.1	37.9
Canada:
US Dollars:
Total net sales	34.2	100.0	30.9	100.0
Total cost of goods sold	19.7	57.6	18.1	58.6

Gross profit	14.5	42.4	12.8	41.4
Canadian Dollars:
Total net sales	41.9	100.0	41.2	100.0
Total cost of goods sold	24.1	57.5	24.1	58.5

Gross profit	17.8	42.5	17.1	41.5
Europe:
US Dollars:
Total net sales	26.7	100.0	24.8	100.0
Total cost of goods sold	18.5	69.3	16.1	64.9

Gross profit	8.2	30.7	8.7	35.1
Euros:
Total net sales	21.7	100.0	20.5	100.0
Total cost of goods sold	15.2	70.0	13.2	64.4

Gross profit	6.5	30.0	7.3	35.6
Other International (US Dollars):
Total net sales	16.9	100.0	15.8	100.0
Total cost of goods sold	10.4	61.5	10.2	64.6

Gross profit	$6.5	38.5%	$5.6	35.4%

  Quarter Ended August 28, 2005 compared with Quarter Ended August 29, 2004

        Net Sales.    Net sales for the quarter ended August 28, 2005, were $390.0 million an increase of $32.7 million, or 9.2% from the quarter ended August 29, 2004. Total domestic sales were $312.2 million for the third quarter of 2005 compared to $285.8 million for the third quarter of 2004. The domestic sales increase of $26.4 million was attributable to a 4.3% increase in volume and a 4.8% increase in average unit selling price, due primarily to an improved sales mix from our new UniCased® Posturepedic and TripLCased® Stearns & Foster lines as well as our new visco-elastic and latex foam specialty bedding products, and to price increases announced in May 2004 and transitioned into effect through the third quarter of fiscal 2004 to offset the effects of rising steel costs. Total international sales were $77.8 million for the third quarter of 2005 compared to $71.5 million for the third quarter of 2004, an increase of $6.3 million, or 8.8%. This increase was significantly influenced by favorable exchange rate fluctuations, most notably in our European and Canadian markets, where local currency sales gains of 5.9% and 1.7%, respectively, translated into gains of 7.7% and 10.7%, respectively, in US Dollars. Local currency changes in our Canadian market were driven by a 10.1% increase in average unit selling price resulting from price increases implemented in response to increased material costs, the successful introduction of our UniCased® product line and improved sales mix, offset by a 7.6% decline in volume, primarily among our lower price-point products resulting from our increased emphasis on sales of higher margin products. Sales gains in the European market were primarily attributable to a 19.2% increase in volume, partially offset by a 11.2% decline in average unit selling price. These changes are primarily the result of a shift in the mix of sales to include a higher volume of latex mattress cores sold to other European manufacturers relative to our sales of finished mattress products in Europe.

        Cost of Goods Sold.    Cost of goods sold for the quarter, as a percentage of net sales, increased 0.6 percentage points to 54.9%. Cost of goods sold for the domestic business, as a percentage of net sales, increased 0.7 percentage points to 53.0%. This increase is due primarily to higher material costs, partially offset by lower variable conversion costs. On a per unit basis, material costs increased 15.2% relative to the third quarter of 2004 due primarily to increased steel and foam product costs as well as changes in the sales mix toward higher price-point products. Variable conversion costs, however, decreased 8.9%, primarily due to increased manufacturing efficiency and lower product return costs. Product return costs associated with warranties decreased approximately $2.1 million. This decrease is primarily due to approximately $2.7 million included in the provision for the quarter ended August 29, 2004 resulting from a change in estimate of the portion of product returns attributable to warranties and $1.1 million of other reserve adjustments in the quarter ended August 29, 2004 associated with 2003. These items were partially offset by increased recoverable salvage value included in the August 29, 2004 warranty obligation calculation of $1.6 million, and $0.5 million associated with a change in the third quarter of fiscal 2005 to the sales agreement with one of the Company's customers such that the customer is now allowed to return defective products. Previously, the customer received a discount in lieu of returning products. During 2004, we enhanced our data collection process with respect to warranty returns. This enhancement allows us to determine the age of the bed based on the manufacture date and allows us to specifically identify and track reasons for the return. This information has enabled us to improve the estimation process with respect to the estimated future warranty obligation and provides better management information with which we can isolate and remedy any causes for product defects. Cost of goods sold for the international business, as a percentage of net sales, increased 0.4 percentage points to 62.5%, due to higher material and product return costs.

        Selling, General, and Administrative.    Selling, general, and administrative expenses decreased $2.0 million to $117.9 million for the quarter ended August 28, 2005 compared to $119.9 million for the quarter ended August 29, 2004. As a percentage of net sales, selling, general, and administrative expenses decreased 3.4 percentage points to 30.2% for the quarter ended August 28, 2005 compared with 33.6% for the quarter ended August 29, 2004. Contributing to the 3.4 percentage point decline were lower national advertising costs and lower fringe benefits. Also included in selling, general and administrative expenses for the quarter ended August 28, 2005 were gains of approximately $2.0 million on the disposal of our former facilities at Lake Wales, Florida and Memphis, Tennessee (which ceased operations in fiscal 2002 and 2001, respectively). In addition, the three months ended August 29, 2004 included a $4.0 million one time management bonus paid to the holders of Sealy Corporation stock options in lieu of the cash dividend which was paid to stockholders in association with our parent company's issuance of additional debt and equity in July of 2004.

        Recapitalization Expense.    The Company incurred approximately $0.4 million of additional recapitalization expenses in the quarter ended August 29, 2004 for the settlement of stock options and retention bonuses in connection with its merger with affiliates of Kohlberg Kravis Roberts & Co., L.P., completed April 6, 2004 (see Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report).

        Royalty Income, net of royalty expense.    Royalty income, net of royalty expense, for the three months ended August 28, 2005 decreased $0.2 million over the three months ended August 29, 2004. This decrease was primarily due to higher royalty expense under the Pirelli licensing arrangement at our European subsidiary.

        Interest Expense.    Interest expense was approximately unchanged from the quarter ended August 29, 2004 as reductions due to lower average debt levels ($946.6 million average debt for the quarter ended August 28, 2005 versus $1,049.9 million for the quarter ended August 29, 2004) were offset by higher interest rates on the variable portion of our floating rate debt. Our weighted-average borrowing cost for the three months ended August 28, 2005 and August 29, 2004 was 7.3% and 6.6%, respectively.

        Income Tax.    Our effective tax rate for the three months ended August 28, 2005 and August 29, 2004 was 37.8% and 30.6%, respectively. Our effective income tax rate generally differs from the federal statutory rate due to the effects of certain foreign tax rate differentials and state and local income taxes. The effective rate for the quarter ended August 29, 2004 was also affected by certain non-deductible expenses associated with the recapitalization of April 4, 2004.

  Tabular Information—Year to Date

        The following table sets forth our summarized results of operations for nine months ended August 28, 2005 and August 29, 2004 expressed in millions of dollars as well as a percentage of each year's net sales:

	For the nine months ended
	August 28, 2005		August 29, 2004
	millions	percentage of net sales	millions	percentage of net sales
Total net sales	$1,104.9	100.0%	$992.0	100.0%
Total cost of goods sold	612.8	55.5	557.5	56.2

Gross Profit	492.1	44.5	434.5	43.8
Selling, general and administrative	336.7	30.5	327.3	33.0
Recapitalization expense	—	—	133.1	13.4
Amortization of intangibles	0.4	0.0	0.9	0.1
Royalty income, net of royalty expense	(9.9)	(0.9)	(10.6)	(1.2)

Income from operations	164.9	14.9	(16.2)	(1.6)
Interest expense	53.5	4.8	51.2	5.2
Other (income) expense, net	6.0	0.5	(0.9)	(0.1)

Income before income taxes	105.4	9.5	(66.5)	(6.7)
Income taxes	48.4	4.4	(16.0)	(1.6)

Net income	$57.1	5.2%	$(50.5)	(5.1)%

Effective tax rate	45.9%		24.1%

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

	Nine Months Ended:
Geographic distribution of sales:	August 28, 2005	August 29, 2004
US Domestic	79.9%	79.9%
International:
Canada	8.1	8.1
Europe	7.1	7.3
Mexico	1.6	1.6
Other	3.3	3.1

Total	100.0%	100.0%

        The following table shows our net sales and margin profitability for the major geographic regions of our operations, including local currency results for the significant international operations:

	For the Nine Months Ended:
	August 28 2005		August 29, 2004
	millions	percentage of net sales	millions	percentage of net sales
Total Domestic (US Dollars):
Total net sales	$883.2	100.0%	$793.0	100.0%
Total cost of goods sold	472.2	53.5	433.0	54.6

Gross profit	411.0	46.5	360.0	45.4
Total International (US Dollars):
Total net sales	221.7	100.0	199.1	100.0
Total cost of goods sold	140.6	63.4	124.5	62.5

Gross profit	81.1	36.6	74.6	37.5
Canada:
US Dollars:
Total net sales	90.0	100.0	80.6	100.0
Total cost of goods sold	53.0	58.9	47.6	59.1

Gross profit	37.0	41.1	33.0	40.9
Canadian Dollars:
Total net sales	110.3	100.0	107.3	100.0
Total cost of goods sold	64.8	58.8	63.4	59.1

Gross profit	45.5	41.2	43.9	40.9
Europe:
US Dollars:
Total net sales	78.7	100.0	72.0	100.0
Total cost of goods sold	53.8	68.4	47.1	65.4

Gross profit	24.9	31.6	24.9	34.6
Euros:
Total net sales	61.4	100.0	58.9	100.0
Total cost of goods sold	42.0	68.4	38.4	65.2

Gross profit	19.4	31.6	20.5	34.8
Other International (US Dollars):
Total net sales	53.0	100.0	46.4	100.0
Total cost of goods sold	33.8	63.8	29.8	64.2

Gross profit	$19.2	36.2%	$16.6	35.8%

  Nine Months Ended August 28, 2005 compared with Nine Months Ended August 29, 2004

        Net Sales.    Net sales for the nine months ended August 28, 2005 were $1,104.9 million, an increase of $112.9 million, or 11.4% from the nine months ended August 29, 2004. Total domestic sales were $883.2 million for the first nine months of 2005 compared to $793.0 million for the first nine months of 2004. The domestic sales increase of $90.2 million was attributable to a 2.8% increase in volume and an 8.4% increase in average unit selling price. The increase in average unit selling price is due primarily to price increases announced in May 2004 to offset the effects of rising steel costs, and an improved sales mix from our new UniCased® Posturepedic and TripLCased® Stearns & Foster lines as well as our new visco-elastic and latex foam specialty bedding products. Also, net sales for the first quarter of 2004 were reduced by the effects of close-out pricing on existing products in conjunction with the roll-out of our new Stearns & Foster product lines. Total international sales were $221.7 million for the nine months ended August 28, 2005 compared to $199.1 for the nine months ended August 29, 2004, an increase of $22.6 million, or 11.4%. This increase was significantly influenced by favorable exchange rate fluctuations, most notably in our European and Canadian markets, where local currency sales gains of 4.2% and 2.8%, respectively, translated into gains of 9.3% and 11.7%, respectively, in US Dollars. Local currency sales gains in our Canadian market were driven by a 7.4% increase in average unit selling price resulting from price increases implemented in response to increased material costs and the successful introduction of our UniCased® product line, partially offset by a 4.3% decrease in volume. Sales gains in the European market were primarily attributable to a 5.7% increase in volume, partially offset by a 1.4% decline in average unit selling price.

        Cost of Goods Sold.    Cost of goods sold for the nine months ended August 28, 2005, as a percentage of net sales, decreased 0.7 percentage points to 55.5%. Cost of goods sold for the domestic business, as a percentage of net sales, decreased 1.1 percentage points to 53.5%. This decrease (as a percentage of net sales) is due primarily to the increase in average unit selling price as discussed above, partially offset by increased material costs. On a per unit basis, material costs increased 15.5% relative to the first nine months of 2004 due primarily to increased steel and foam product costs as well as changes in the sales mix toward higher price-point products. Variable conversion costs, however, decreased 8.4% per unit, primarily due to increased manufacturing efficiency, lower health insurance costs, and lower product return costs. Domestic warranty costs were down approximately $2.4 million compared to the nine months ended August 29, 2004. This decrease is primarily due to approximately $2.7 million included in the provision for the nine months ended August 29, 2004 resulting from a change in estimate of the portion of product returns attributable to warranties, $1.1 million of other reserve adjustments in the quarter ended August 29, 2004 associated with 2003 and a decrease of $0.4 million in the amount of recoverable salvage included in the warranty obligation estimate. These items were partially offset by $0.5 million associated with a change in the third quarter of fiscal 2005 to the sales agreement with one of the Company's customers such that the customer is now allowed to return defective products, and $0.9 million due to increases in the average age of warranty claims. Previously, the customer received a discount in lieu of returning products. During 2004, we enhanced our data collection process with respect to warranty returns. This enhancement allows us to determine the age of the bed based on the manufacture date and allows us to specifically identify and track reasons for the return. This information has enabled us to improve the estimation process with respect to the estimated future warranty obligation and, more importantly, provides better management information with which we can isolate and remedy any causes for product defects. Because of the improved information, we believe this has improved our responsiveness to identified product defect issues which will likely result in claim trends more consistent with that of net sales. Cost of goods sold for the international business, as a percentage of net sales, increased 0.9 percentage points to 63.4%. This increase is primarily due to higher material costs and increased product return costs, partially offset by increased manufacturing efficiency in Canada associated with the new product lines and improved product mix in Argentina.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased $9.4 million to $336.7 million for the nine months ended August 28, 2005 compared to $327.3 million for the nine months ended August 29, 2004. As a percentage of net sales, selling, general, and administrative expenses were 30.5% and 33.0% for the nine months ended August 28, 2005 and August 29, 2004. Contributing to the 2.5 percentage point decline were lower national advertising costs and reduced provisions for customer utilization of promotional funds, a $1.4 million increase in foreign exchange transaction gains over the comparable nine months of 2004, and $2.2 million of gains during the fiscal 2005 nine month period on the disposal of assets held for sale. In addition, the nine months ended August 29, 2004 included a $4.0 million one time management bonus paid to the holders of Sealy Corporation stock options in lieu of the cash dividend which was paid to stockholders in association with our parent company's issuance of additional debt and equity in July of 2004.

        Recapitalization Expense.    The Company incurred approximately $133.1 million of recapitalization expenses in the nine months ended August 29, 2004 in connection with its merger with affiliates of Kohlberg Kravis Roberts & Co., L.P., completed April 6, 2004 (see Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report).

        Royalty Income, net of royalty expense.    Royalty income, net of expense, for the nine months ended August 28, 2005 decreased $0.7 million over the nine months ended August 29, 2004, primarily due to higher royalty expense under the Pirelli licensing arrangement at our European subsidiary.

        Interest Expense.    Interest expense for the nine months ended August 28, 2005 increased $2.3 million over the nine months ended August 29, 2004 primarily due to higher average debt levels resulting from the April 6, 2004 recapitalization as well as higher rates on the variable portion of our floating rate debt, partially offset by lower fixed interest rates. Our weighted-average borrowing cost for the nine months ended August 28, 2005 and August 29, 2004 was 7.4% and 7.8%, respectively.

        Income Tax.    Our effective tax rate for the nine months ended August 28, 2005 and August 29, 2004 was 45.9% and 24.1%, respectively. Our effective income tax rate generally differs from the federal statutory rate due to the effects of certain foreign tax rate differentials and state and local income taxes. For the nine months ended August 28, 2005, the rate was significantly increased due to the provision of approximately $7.2 million of income taxes on foreign earnings expected to be repatriated to the United States during fiscal 2005 (see Note 14 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report). In the first nine months of 2004, the rate was affected by certain non-deductible expenses associated with the recapitalization.

Liquidity and Capital Resources

  Principal Sources of Funds

        Our principal sources of funds are cash flows from operations and borrowings under our senior secured revolving credit facility. Our principal use of funds consists of operating expenditures, payments of principal and interest on our senior credit agreements, capital expenditures and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $19.8 million for the nine months ended August 28, 2005. We expect total 2005 capital expenditures to be approximately $25 million. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At August 28, 2005, we had approximately $80.1 million available under our revolving credit facility after taking into account letters of credit issued totaling $34.9 million. Our net weighted average borrowing cost was 7.4% and 7.8% for the nine months ended August 28, 2005 and August 29, 2004, respectively. The decline in our borrowing cost was due to lower rates on our new debt as compared with that retired in the April 2004 recapitalization and amendments to our senior credit facilities, partially offset by increases in the variable component of our floating rate debt.

  Debt

        As part of the April 2004 recapitalization we incurred substantial debt, including new senior credit facilities consisting of a $125 million senior secured revolving credit facility with a six-year maturity, and a $560 million senior secured term loan facility with an eight-year maturity. We also borrowed $100 million under a senior unsecured term loan, due in 2013, and issued $390 million aggregate principal amount of new Senior Subordinated Notes due 2014. Since the recapitalization and through August 28, 2005, we have repaid $150.0 million of the original $560.0 million outstanding under our senior secured term loan. Subsequent to the August 28, 2005 we have prepaid an additional $10 million of the senior secured term loan. By making such payments, we have effectively prepaid all principal payments due prior to the maturity of the loan in 2012. Most of the prepayments have been funded out of our operating cash flow, along with $10.0 million outstanding under our senior secured revolving credit facility at August 28, 2005. As of October 11, 2005, we have $8.5 million outstanding under our revolving credit facility.

        Borrowings under our new senior secured credit facilities bear interest at our choice of the Eurodollar rate or adjusted base rate ("ABR"), in each case, plus an applicable margin, subject to adjustment based on a pricing grid. Annually, we may be required to make principal prepayments equal to 50% of excess cash flow for the preceding fiscal year, as defined in our senior secured credit agreement. At August 28, 2005, we estimate that there will be no such required prepayment due in the first quarter of fiscal 2006 due to the $60.0 million of voluntary prepayments made during the nine months ended August 28, 2005.

        On April 14, 2005, we amended our senior secured credit agreement to provide for an additional $100 million of senior secured term borrowings. The proceeds from the additional borrowing were used to repay the $100 million outstanding under our senior unsecured term loan, effectively reducing the interest rate on this amount of debt by 275 basis points. The amendment also reduced the applicable interest rate margin charged on our senior secured term loan, provided certain financial leverage ratio tests are met. This amendment, along with a prior amendment on August 6, 2004, reduced the applicable margin by a total of 50 basis points. In addition, this amendment provides us with greater flexibility to make dividend distributions to our parent, Sealy Corporation, or to repay certain subordinated debt, provided certain leverage ratio tests and other conditions are met. The terms and conditions of the our $125 million senior revolving credit facility were unchanged by the amendment. In connection with the amendment, we incurred a charge of $6.2 million during the nine months ended August 28, 2005, including a non-cash charge of $3.3 million for the write-off of deferred finance charges primarily related to the senior unsecured term loan, $2.0 million of prepayment penalties related to the senior unsecured term loan, and $0.9 million of related fees and expenses.

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

        In August of 2005, we entered into a capital lease for the acquisition of computer equipment and software. The thirty-six month lease has annual mimimum rental payments of $0.5 million, and the net present value of the obligation at August 28, 2005 is $1.4 million (see Note 9 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report). Also, our European subsidiary expects to obtain financing of approximately $5.8 million related to capital expenditures of approximately $2.7 million in fiscal 2005 and $4.8 million in fiscal 2006.

        At August 28, 2005 we were in compliance with the covenants contained within our senior credit agreements and note indenture.

        As part of our ongoing evaluation of our capital structure, we continually assess opportunities to reduce our debt, which opportunities may from time to time include voluntary prepayments of our senior secured term debt, or redemption or repurchase of a portion of our senior subordinated notes to the extent permitted by our debt covenants.

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the senior credit agreement, will be adequate to meet the future liquidity needs during the one year following August 28, 2005. We will be required to make scheduled principal payments of approximately $10.3 million during the next twelve months, substantially all of which is for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our senior credit agreements, it is possible that we will make substantial prepayments on our senior debt during that time.

        While we believe that we will have the necessary liquidity through our operating cash flow and revolving credit facility for the next several years to fund our debt service requirements, capital expenditures and other operational cash requirements, we may not be able to generate sufficient cash flow from operations, realize anticipated revenue growth and operating improvements or obtain future borrowings under the senior credit agreements in an amount sufficient to enable us to do so. In addition, the expiration of the revolving credit facility in 2010, followed by the maturities of the senior and subordinated debt in the following years through 2015, will likely require us to refinance such debt as it matures. We may not be able to effect any future refinancing of our debt on commercially reasonable terms or at all.

        As discussed under "Foam Material Supply Shortages" above, the recent Gulf Coast hurricanes in late August and September of 2005 caused extensive damage to petrochemical processing facilities resulting in a temporary shortage of foam material used in the production of our bedding products. Due to this shortage, we anticipate temporary and limited impact on production schedules across all of our North American mattress plants for at least a portion of the fourth quarter of fiscal 2005. While the full duration and extent of the shortage remains unknown, we believe that by re-prioritizing our production and delivery schedules and utilizing our international operations to locate alternative sources of foam products we will be able to minimize the impact of this disruption. While we are unable at this time to quantify any potential adverse impact this disruption may have on our results of operations for the fourth quarter of fiscal 2005 or beyond, we do not anticipate a material adverse impact on our liquidity.

  Cash Flow Analysis

        The following table summarizes our changes in cash:

	Nine Months Ended:
	August 28, 2005	August 29, 2004
	(in millions)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$63.8	$(19.4)
Investing activities	(10.0)	(3.6)
Financing activities	(48.2)	(59.4)
Effect of exchange rate changes on cash	(0.4)	—

Change in cash and cash equivalents	5.2	(82.4)
Cash and cash equivalents:
Beginning of period	22.8	101.1

End of period	$28.0	$18.7

Nine Months Ended August 28, 2005 Compared With Nine Months Ended August 29, 2004

        Cash Flows from Operating Activities.    Our cash flow from operations increased $83.2 million to $63.8 for the nine months ended August 28, 2005 compared to $(19.4) million for the nine months ended August 29, 2004. This improvement was primarily due to effects of the recapitalization on cash used in operating activities during the nine months ended August 29, 2004, which included approximately $90.7 million associated with recapitalization expenses, partially offset by higher cash interest payments of approximately $6.1 million during the nine months ended August 28, 2005

        Cash Flows from Investing Activities.    Our cash flows from investing activities decreased approximately $6.4 million to a net use of $10.0 million for the nine months ended August 28, 2005, compared with a net use of $3.6 million for the nine months ended August 29, 2004. Cash flows provided by investing activities during the 2004 period included $13.6 million of proceeds from the sale of a note receivable from an affiliate in connection with the recapitalization. Cash flows related to investment in property, plant and equipment included purchases and disposal proceeds of $19.8 million and $9.8 million, respectively, for the nine months ended August 28, 2005, and $18.7 million and $1.5 million, respectively, for the nine months ended August 29, 2004. Disposal proceeds in fiscal 2005 were primarily due to the sales of our Randolph, Massachusetts, Lake Wales, Florida, and Memphis, Tennessee facilities (which ceased operations in fiscal 2004, 2002 and 2001, respectively).

        Cash Flows from Financing Activities.    Our cash flow used in financing activities for the nine months ended August 28, 2005 decreased $11.2 million from the nine months ended August 29, 2004. Net cash used for fiscal 2004 financing activities was primarily the result of $35.2 million of debt issuance costs resulting from the recapitalization that were not funded with recapitalization proceeds, plus the voluntary prepayment of $25.0 million of our senior secured term debt during the third quarter. In fiscal 2005, cash used for financing activities included $60.0 million in voluntary prepayments of our senior secured term debt, offset by $4.8 million of net borrowings under our revolving credit facility and $7.0 million of borrowings by our European subsidiary.

  Income Taxes

        Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our tax return positions are fully supportable, we have established reserves where we believe that certain tax positions are likely to be challenged and we may not fully prevail in overcoming these challenges. We may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. Our tax expense includes the impact of reserve positions and changes to reserves that we consider appropriate, as well as related interest. Because we are not currently undergoing examinations of any of our corporate income tax returns by tax authorities, we believe that it is unlikely that an audit could be initiated which would result in assessment and payment of taxes related to these positions during the one year following August 28, 2005. We also cannot predict when or if any other future tax payments related to these tax positions may occur. Therefore, substantially all of the reserves for these positions are classified as noncurrent liabilities in our balance sheet.

        We have evaluated the impact of the one-time favorable foreign dividend provisions enacted on October 22, 2004, as part of the American Jobs Creation Act of 2004, and determined that we qualify for certain favorable foreign withholding rates and may repatriate earnings of some of our foreign subsidiaries during the 2005 fiscal year. During the second fiscal quarter of 2005, we adopted the Dividend Reinvestment Plan ("DRP"). Under the DRP, we plan to repatriate $50 million pursuant to Section 965 of the 1986 Internal Revenue Code, as amended. There are no plans to repatriate foreign earnings after the close of the 2005 fiscal year. The estimated income tax liability associated with the repatriation is $7.2 million, which has been included in income tax expense for the nine months ended August 28, 2005. During the nine months ended August 28, 2005, we repatriated $25.1 million, net of $1.3 million withholding taxes.

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

        The following table sets forth a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA:

	Three months ended		Nine months ended
	August 28, 2005	August 29, 2004	August 28, 2005	August 29, 2004
Net Income (loss)	$27.5	$20.4	$57.1	$(50.5)
Interest cost	17.3	17.3	53.5	51.2
Income taxes	16.8	9.0	48.4	(16.0)
Depreciation and amortization	5.7	6.1	16.4	18.3

EBITDA	$67.3	$52.8	$175.4	$3.0
Recapitalization expenses	—	0.4	—	133.1
Management fees to primary owner	0.5	0.2	1.5	1.2
Unusual and nonrecurring losses:
Post-closing residual plant costs	(1.3)	2.7	(0.5)	4.8
Bank refinancing charge	—	—	6.2	—
Bonus to option holders related to parent company financing transaction	—	4.0	—	4.0
Other (various)	0.7	0.2	0.3	5.7

Adjusted EBITDA	$67.2	$60.3	$182.9	$151.8

        Adjusted EBITDA for the trailing twelve month period ended August 28, 2005 used in our covenant calculations to determine compliance, was $231.0 million.

        The following table sets forth a reconciliation of EBITDA to cash flow from operations:

	Three months ended		Nine months ended
	August 28, 2005	August 29, 2004	August 28, 2005	August 29, 2004
Net Income (loss)	$27.5	$20.4	$57.1	$(50.5)
Interest cost	17.3	17.3	53.5	51.2
Income taxes	16.8	9.0	48.4	(16.0)
Depreciation and amortization	5.7	6.1	16.4	18.3

EBITDA	$67.3	$52.8	$175.4	$3.0
Adjustments to EBITDA to arrive at cash flow from operations:
Interest expense	(17.3)	(17.3)	(53.5)	(51.2)
Income taxes	(16.8)	(9.0)	(48.4)	16.0
Non-cash charges against (credits to) net income	0.5	(4.6)	24.5	36.6
Changes in operating assets & liabilities	(4.6)	3.8	(34.2)	(23.8)

Cash flow from operations	$29.1	$25.7	$63.8	$(19.4)

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

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies with forward and option contracts. At August 28, 2005 we had forward contracts to sell a total of 30.5 million Canadian dollars with expiration dates ranging from September 2, 2005 through November 15, 2006. At August 28, 2005 the fair value of our net obligation under the forward contracts was $0.8 million. We do not designate our foreign currency hedges for accounting purposes, therefore all changes in fair value are charged to earnings.

  Interest Rate Risk

        As more fully discussed in Note 11 to our Condensed Consolidated Financial Statements (Part I, Item 1 included herein), we had entered into two interest rate swap agreements associated with debt existing prior to the April 2004 recapitalization. Although the related debt was repaid in connection with the recapitalization, the related swaps remain in effect and are scheduled to expire in December 2006. Because the first swap converted a portion of our floating rate debt to a fixed rate and a subsequent swap effectively re-established a floating rate on the same debt, the effect of the two instruments on both cash flows and earnings is largely off-setting. The combined fair value carrying amount of these swap instruments at August 28, 2005 and November 28, 2004 was a net obligation of $2.5 million and $4.3 million, respectively.

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

        On June 3, 2004, we entered into an interest rate swap agreement effective July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of our outstanding balance under the senior secured term loan through November 2005, declining to $150 million through November 2007. The fair value of this swap instrument was an asset of $1.9 million at August 28, 2005 and an obligation of $2.0 million at November 28, 2004.

        A 10% increase or decrease in market interest rates that affect our interest rate derivative instruments would not have a material impact on our earnings during the next fiscal year.

        Based on the unhedged portion of our variable rate debt outstanding at August 28, 2005, a 12.5 basis point increase or decrease in variable interest rates would have an approximately $0.4 million dollar impact on our annual interest expense.

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

        See "Foam Material Supply Disruption" under Part I, Item 2 above regarding disruptions in the supply of foam products used in our bedding manufacturing process due to supplier shortages caused by recent hurricane damage on the Gulf Coast.

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

        In connection with the evaluation of our disclosure controls and procedures for the year ended November 28, 2004, and in connection with observations by our independent registered public accountants identified in their audit of our consolidated financial statements, management identified certain deficiencies in our financial statement close process primarily related to the review and approval process for various account analyses and reserve/accrual calculations and the consolidated financial/balance sheet review process. Management has discussed these deficiencies with our Audit Committee and we are currently addressing these deficiencies. Beginning with the financial statement close process for the first fiscal quarter of 2005, we instituted an enhanced management review and approval process for various reserves and accruals. In addition, we enhanced our balance sheet review procedures for the individual plant locations. The Company continued these enhanced procedures for the financial statement close process for the quarter ended August 28, 2005. We expect to continue improving the financial statement close process in 2005 as we continue to prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Due to the recently announced one-year delay in the required compliance schedule for non-accelerated filers, we will be required to issue a management report on our assessment of internal controls over financial reporting in our Annual Report on Form 10-K for the year ended December 2, 2007. Should our parent company, Sealy Corporation, complete its proposed initial public offering of equity securities prior to June, 2006, we will be required to issue such report on internal controls for the year ended November 26, 2006.

        There were no other changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

        See Note 16 to the Condensed Consolidated Financial Statements, Part I, Item 1 included herein.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None

Item 3.    Defaults Upon Senior Securities.

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information.

        None

Item 6.    Exhibits

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

SEALY MATTRESS CORPORATION
Signature	Title
/s/ DAVID J. MCILQUHAM David J. McIlquham	Chief Executive Officer and President (Principal Executive Officer)
/s/ JAMES B. HIRSHORN James B. Hirshorn	Senior Executive Vice President—Finance Operations and Research and Development and Chief Financial Officer (Principal Accounting Officer)
Date: October 12, 2005

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SEALY MATTRESS CORPORATION Condensed Consolidated Statements of Operations (in thousands) (unaudited)
SEALY MATTRESS CORPORATION Condensed Consolidated Statements of Operations (in thousands) (unaudited)
SEALY MATTRESS CORPORATION Condensed Consolidated Balance Sheets (in thousands) (unaudited)
SEALY MATTRESS CORPORATION Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
SEALY MATTRESS CORPORATION Notes to Condensed Consolidated Financial Statements
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Balance Sheet August 28, 2005 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Balance Sheet November 28, 2004 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidated Condensed Statements of Operations Three Months Ended August 28, 2005 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidated Condensed Statements of Operations Three Months Ended August 29, 2004 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Statements of Operations Nine Months Ended August 28, 2005 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Statements of Operations Nine Months Ended August 29, 2004 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Statements of Cash Flows Nine Months Ended August 28, 2005 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Statements of Cash Flows Nine Months Ended August 29, 2004 (in thousands)
SEALY MATTRESS CORPORATION
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Internal Control and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information.
  Item 6. Exhibits
SIGNATURES