Form 10-K
period 2005-11-27
Sealy Mattress CORP
filed 2006-02-27
CIK 1295735

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 27, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the
Securities Act    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or
Section 15(d) of the Act.    Yes ☒ No ☐

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

        Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒

        Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 29, 2005: not applicable.

        The number of shares of the registrant's common stock outstanding as of January 31, 2006:    1,000

DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE:    None

PART I

Item 1.    Business

General

        Sealy Mattress Corporation (hereinafter referred to as the "Company", "we", "our" or "us"), is the largest bedding manufacturer in the world. Based on figures obtained from an International Sleep Products Association report, we are also the leading bedding manufacturer in the United States with a wholesale domestic market share of approximately 20.7% in 2004, approximately 38% greater than that of our next largest competitor. Based on preliminary market share data from the International Sleep Products Association (ISPA), we believe our market share in 2005 is comparable to 2004.

        We manufacture and market a complete line of bedding products, including mattresses and mattress foundations. Our conventional (innerspring) bedding products are manufactured and marketed under our Sealy, Sealy Posturepedic, Stearns & Foster and Bassett brand names. In addition, we manufacture and market specialty (non-innerspring) visco-elastic and latex bedding products under the TrueForm, Stearns & Foster, Reflexions, Carrington Chase, SpringFree, MirrorForm and Pirelli brand names, which we sell into the specialty bedding category in the United States and internationally.

  Merger and Recapitalization

        On April 6, 2004 our parent company, Sealy Corporation, completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") whereby KKR acquired approximately 92% of Sealy Corporation's capital stock. Certain of Sealy Corporation's stockholders prior to the merger, including affiliates of Bain Capital, LLC and others, retained approximately an 8% interest in Sealy Corporation's stock. In connection with the merger, Sealy Corporation recapitalized substantially all of its outstanding debt. See Note 2 to our Consolidated Financial Statements (Part II, Item 8 included herein) for a full description of the effects of the merger and recapitalization. Subsequent to the recapitalization, we received as contributed capital all of Sealy Corporation's 100% interest in Sealy Mattress Company, and we replaced Sealy Corporation as the parent-guarantor of the 8.25% Senior Subordinated Notes due 2014 and issued by Sealy Mattress Company. Accordingly, we are now the reporting guarantor-parent company. The information regarding our results of operations included in this Annual Report reflects the operations of Sealy Corporation through April 6, 2004. Likewise, the information regarding our assets, liabilities and stockholders' deficit included in this Annual Report includes the assets, liabilities and stockholders' deficit of Sealy Corporation immediately following the merger on April 6, 2004.

  Proposed Initial Public Offering of Parent Company Stock

        On June 30, 2005, our parent company, Sealy Corporation, filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with a proposed initial public offering of its common stock. Sealy Corporation expects to file an amended S-1 with fiscal 2005 year end financial information. Should the offering be completed, the proceeds from any such offering are anticipated to be used, among other things, to redeem a portion of our Senior Subordinated Notes due in 2014 (see Note 6 to our Consolidated Financial Statements (Part II, Item 8 included herein)) and all of Sealy Corporation's Senior Subordinated PIK Notes due in 2015 (see Note 18 to our Consolidated Financial Statements). There can be no assurance that the proposed offering will be completed on a timely basis, or at all.

Industry and Competition

        The U.S. bedding industry generated wholesale revenues of approximately $5.8 billion during calendar 2004 according to the International Sleep Products Association. Based on a sample of leading mattress manufacturers, ISPA estimates that wholesale revenues for these manufacturers increased approximately 11.6% in 2005. Final market statistics are due to be published by ISPA by April 2006. The U.S. bedding industry has historically displayed healthy revenue growth, driven by both growing unit demand and rising average unit selling prices. From 1984 to 2004, the International Sleep Products Association estimates that the U.S. bedding industry grew revenues at a compound annual growth rate of approximately 6.3%, driven by compounded growth in units of 2.6% and compounded growth in average unit selling price of 3.6%. During this 20 year period, there has been just one year in which industry revenues declined (by 0.3% in 2001). This stability and resistance to economic downturns is partially due to replacement purchases, which account for an estimated 70% of bedding industry sales.

        We believe we are well positioned to take advantage of two areas where bedding industry dynamics have been particularly favorable for growth: mattress sales at the premium end of the market (that is, greater than $1,000 per set) and sales of queen and king size mattresses. According to the International Sleep Products Association, mattress units sold in the United States at retail price points of at least $1,000, as a percentage of total mattress units sold, rose from 15.5% in 2000 to 24.3% in 2004. Additionally, queen and king size mattress units sold in the United States, as a percentage of total mattress units sold, rose from 43.3% in 2000 to 46.4% in 2004 according to the International Sleep Products Association. We have a relatively higher market share in these categories compared to our overall domestic market share.

        The specialty bedding category, which represents non-innerspring bedding products including visco-elastic (memory foam) and latex foam, air-adjustable and other mattress products represented approximately 19.4% of the overall U.S. mattress market in 2004 according to the International Sleep Products Association. Also, according to the International Sleep Products Association, the specialty bedding category has recently experienced substantial growth, with domestic specialty bedding category sales growing in the first half of 2005 by 31.6% over first half 2004 sales, based on a sample of leading manufacturers.

        The bedding industry is highly competitive and we encounter competition from many manufacturers in both domestic and foreign markets. According to data compiled by the United States Census Bureau in 2002, there are over 700 manufacturers of mattresses and box springs in the U.S. conventional bedding industry and these manufacturers principally compete by developing new products and distributing these new products in retail outlets. While many bedding manufacturers, including Sealy, offer multiple types of bedding products, some of our competitors focus on single product types. The single product focus of these competitors presents them with a competitive advantage, particularly in the specialty bedding market, but we believe going to market with the best selling and most recognized brand in the domestic bedding industry (Sealy) and differentiated specialty bedding offerings gives us a competitive advantage. We, together with Simmons Company and Serta, Inc., collectively accounted for approximately 49.2% of wholesale revenues in 2004, based on information obtained from International Sleep Products Association and Furniture/Today industry publications.

Our Company

  Products

        We offer a complete line of innerspring bedding products in sizes ranging from twin to king size, selling at retail price points from under $300 to approximately $5,000 per queen set domestically. While we sell products at all retail price points, we focus our product development and sales efforts toward mattress and box spring sets which sell at retail price points above $750 domestically. We believe that higher priced segments of the market offer faster growth and greater profitability. For fiscal 2005, we derived approximately 68% of our total domestic sales from products with retail price points of $750 and above, with our sales in this market segment having increased by 16% in fiscal 2005.

        In 2004, we successfully completed the rollout of our new proprietary single-sided Sealy Posturepedic UniCased, and Stearns & Foster TripLCased product lines in the United States, Canada, and Mexico. These technologically advanced, one-sided bedding systems represent the broadest redesign in our history and are the result of significant customer and market research and extensive product research and development efforts. Our customers benefit from the features embodied in our one-sided UniCased and TripLCased product lines, including consistent edge-to-edge comfort, proper neck and spine orthopedic support and long-lasting durability, providing what we believe to be an exceptional overall sleep experience and superior value to our customers. We believe these new product lines have yielded a higher average unit selling price as a result of this superior value for customers, as well as a shift in product mix to higher price points. In addition to our standardized manufacturing process, our proprietary product lines have been designed for a reduced degree of manufacturing complexity which has contributed to a reduction in material waste, improved manufacturing efficiency and lower net investment in working capital.

        We also produce a variety of visco-elastic (memory foam) and latex foam bedding products for the specialty bedding category. The specialty bedding category, which includes air-adjustable and other non-innerspring mattress products, has experienced substantial growth. We believe that by successfully leveraging our strong premium brand positions, existing strength with customers, marketing and distribution capabilities, development capabilities and latex manufacturing technology, we have the potential to make significant gains in the specialty bedding category. Late in the first quarter of 2005, we introduced our new Sealy Posturepedic TrueForm visco-elastic bedding product line to take advantage of the rapid growth of the specialty bedding category. We have experienced additional growth in the specialty bedding category during 2005 with the roll out of the TrueForm product and the introduction of additional specialty bedding offerings to strengthen our competitive position. The International Sleep Products Association reported that domestic specialty bedding category sales grew in the first half of 2005 by 31.6% over first half 2004 sales, based on a sample of leading manufacturers. During fiscal 2005, our domestic specialty bedding sales grew 138% over fiscal 2004 sales and our fiscal 2004 domestic specialty bedding sales grew 49% over our fiscal 2003 sales.

        We are planning significant product introductions over the next year as a result of extensive market and consumer research. In the fourth fiscal quarter of 2005, we began to introduce a new line of Stearns & Foster branded mattresses and box springs. During the second quarter of fiscal 2006, we expect to introduce a new line of Sealy Posturepedic branded mattresses and box springs. We expect to continue to increase investments in the research and development of new products to bring innovative new product offerings to market.

  Customers

        We serve domestically a large and well-diversified base of approximately 2,900 customers representing approximately 7,000 outlets, including furniture stores, specialty bedding stores, department stores and national mass merchandisers. Our five largest customers accounted for approximately 24.3% of our net sales for fiscal 2005 and no single customer represented more than 10.0% of our net sales in any of fiscal years 2005, 2004 or 2003. Our extensive customer relationships, large and well-trained sales force, leading brand names and broad portfolio of product offerings have contributed to our leading market share among the top 25 domestic bedding retailers by wholesale dollars, a group that is growing faster than the broader market.

        We believe our sales force is the largest and best trained in the domestic bedding industry, as evidenced by our high market share among our major retail accounts, new account growth and strong customer retention rates. Our sales strategy supports strong retail relationships through the use of cooperative advertising programs, in-store product displays, sales associate training and a focused national advertising campaign to support our multiple brand platforms. A key component of our sales strategy is the leveraging of our portfolio of multiple leading brands across the full range of retail price points to capture and retain long-term customer relationships.

  Sales and Marketing

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

        Our national account and regional account sales forces are organized along customer lines, and our field sales force is generally structured based on regions of the country and districts within those regions. We have a comprehensive training and development program for our sales force, including our University of Sleep curriculum, which provides ongoing training sessions with programs focusing on advertising, merchandising and sales education, including techniques to help analyze a dealer's business and profitability.

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

  Operations

        We manufacture and distribute products to our customers primarily on a just-in-time basis from our network of 29 company-operated bedding and component manufacturing facilities located in North and South America and Europe. We manufacture most conventional bedding to order and have adopted just-in-time inventory techniques in our manufacturing process to more efficiently serve our dealers' needs and to minimize their inventory carrying costs. Most bedding orders are scheduled, produced and shipped within five days of receipt. We believe there are a number of important advantages to this operating model such as the ability to provide superior service and uniform products to regional, national and global accounts, a significant reduction in our required inventory investment and geographical proximity to an overwhelming majority of our customers which enables short delivery times and increased consistency of service. These operating capabilities, and the attendant ability to serve our customers, provide us with a competitive advantage.

        We believe we are the only national, vertically integrated manufacturer of both innerspring and box spring components. We distinguish ourselves from our major competitors by maintaining our own component parts manufacturing capability and producing substantially all of our mattress innerspring requirements and approximately 48% of our box spring component parts requirements. This vertical integration lessens our reliance upon certain key suppliers to the innerspring bedding manufacturing industry, and provides us with a competitive advantage in the following ways:

  •
  providing a procurement advantage by lessening our reliance upon given suppliers and thus increasing our flexibility in purchasing;

  •
  providing a production cost advantage via cost savings directly related to the components produced in-house; and

  •
  improving our ability to innovate product designs, and decreasing time to market with respect to these new products.

  Suppliers

        We have been dependent upon a single domestic supplier for certain key structural components of our UniCased and TripLCased lines of mattresses. Such components have been purchased under a four-year supply agreement, and are manufactured in accordance with a proprietary process exclusive to the supplier. Under the terms of the supply agreement, we were committed to make minimum purchases of the components totaling $70 million through 2006. As of November 27, 2005, we have exceeded the cumulative minimum purchase commitment. We have been developing alternative sources of supply from which to acquire similar component parts which meet the functional requirements of our products, and expect to have multiple suppliers for these components by the end of 2006.

        We purchase our other raw materials and certain components from a variety of vendors. We purchase approximately 52% of our Sealy and Stearns & Foster box spring parts from a single third-party source and manufacture the remainder of these parts. Except for our dependence regarding certain structural components for the UniCased and TripLCased mattresses, we do not consider ourselves to be dependent upon any single vendor as a source of supply to our conventional bedding business, and we believe that sufficient alternative sources of supply for the same, similar or alternative components are available.

  International

        We derived approximately 21% of our fiscal 2005 net sales internationally, primarily from Canada and Europe. Our European business sells finished mattresses in the European retail market, as well as OEM latex components to manufacturers worldwide. We believe that we are the only major U.S. bedding manufacturer with a substantial company-owned international presence, which we believe provides an attractive growth opportunity not readily available to our primary competitors. We also generate royalties by licensing our brands, technology and trademarks to other manufacturers, including twelve international independent licensees.

        We have wholly owned subsidiaries in Canada, Mexico, Puerto Rico, Brazil, France, Italy and Argentina, which have marketing and manufacturing responsibilities for those markets. We have three manufacturing facilities in Canada and one each in Mexico, Puerto Rico, Argentina, Brazil, France and Italy which comprise all of the company-owned manufacturing operations outside of the U.S. at November 27, 2005. In 2000, we formed a joint venture with our Australian licensee to import, manufacture, distribute and sell Sealy products in Southeast Asia. Except for our European subsidiaries, which manufacture mostly latex foam products, the remainder of our international subsidiaries manufacture and sell primarily conventional innerspring bedding.

        We utilize licensing agreements in certain international markets. Licensing agreements allow us to reduce our exposure to political and economic risk abroad by minimizing investments in those markets. Twelve foreign license agreements exist. Eleven foreign licenses provide exclusive rights to manufacture and market the Sealy brand in Thailand, Japan, Spain, Australia, New Zealand, South Africa, Israel, Jamaica, Saudi Arabia, Bahamas and the Dominican Republic. The twelfth foreign license provides rights to manufacture and sell the Sealy brand in the United Kingdom on a less than fully-exclusive basis. We operate a sales office in South Korea and use a contract manufacturer to service the South Korean market. In addition, we ship products directly into many small international markets.

        We have two operating statements, domestic and international, that are reported as one industry segment. For information regarding revenues and long-lived assets by geographic area, see "Managements Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and note 15 to our Consolidated Financial Statements.

  Licensing

        At November 27, 2005, there were 18 separate license arrangements in effect with six domestic and twelve foreign independent licensees. Sealy New Jersey (a bedding manufacturer), Klaussner Corporation Services (a furniture manufacturer), Kolcraft Enterprises, Inc. (a crib mattress manufacturer), Pacific Coast Feather Company (a pillow, comforter and mattress pad manufacturer), Chairworks Manufacturing Group Limited (an office seating manufacture), and KCB Enterprises (a futon manufacturer) are the only domestic manufacturers that are licensed to use the Sealy trademark, subject to the terms of license agreements. Pacific Coast Feather also has a license to use the Stearns & Foster brand on certain approved products. Under license agreements between Sealy New Jersey and us, Sealy New Jersey has the perpetual right to use certain of our trademarks in the manufacture and sale of Sealy brand and Stearns & Foster brand products in selected markets in the United States.

        Of our 300 worldwide trademarks, we believe that our Sealy, Posturepedic, Stearns & Foster marks and affiliated logos (the Sealy script, the "butterfly logo" and the Stearns & Foster "seal") are the most well-known. We have registered those marks in over 90 countries.

        We have approximately 260 worldwide patents, of which the patents and pending patent applications relating to our UniCased technology, along with those patents that protect our proprietary spring and coil designs, are believed by us to be our most valuable. These patents, having been just recently issued or still pending, afford us multiple years of continuing protection of certain mattress designs. We have filed for patent protection for the core UniCased technology in 13 countries to date and expect similar competitive benefits from the issuance of those patents in those countries. The patents covering our proprietary spring and coil designs also provide Sealy with a competitive advantage in the U.S. and in other countries where we have a presence, and these patents have a remaining enforceable period of at least 14 years.

        Our licensing group generates royalties by licensing Sealy brand technology and trademarks to manufacturers located throughout the world. We also provide our licensees with product specifications, quality control inspections, research and development, statistical services and marketing programs. In the fiscal years ended November 27, 2005, November 28, 2004 and November 30, 2003, the licensing group as a whole generated gross royalties of approximately $16.0 million, $15.6 million, and $13.7 million, respectively.

  Warranties & Product Returns

        Sealy, Stearns & Foster and Bassett bedding offer limited warranties on our manufactured products. The periods for "no-charge" warranty service vary among products. Prior to fiscal year 1995, such warranties ranged from one year on promotional bedding to 20 years on certain Posturepedic and Stearns & Foster bedding. All currently manufactured Sealy Posturepedic models, Stearns & Foster bedding, Bassett and some other Sealy-brand products offer a 10-year non-prorated warranty service period. Our TrueForm visco elastic line of bedding, introduced late in the first fiscal quarter of 2005, carries a 20 year warranty. In fiscal 2000, we amended our warranty policy to no longer require the mattress to be periodically flipped. We also accept, upon occasion, other returns from some of our customers as an accommodation.

  Employees

        As of November 27, 2005 we had 6,208 full-time employees. Approximately 70% of our employees at our 25 North American plants are represented by various labor unions with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We consider our overall relations with our work force to be satisfactory. We have only experienced one work stoppage in the last ten years due to labor disputes. Due to the ability to shift production from one plant to another, these lost workdays have not had a material adverse effect on our financial results. We have not encountered any significant organizing activity at our non-union facilities in the last ten years. Our current collective bargaining agreements, which are typically three years in length, expire at various times beginning in fiscal 2006 through 2008. As of November 27, 2005, our domestic manufacturing plants employed 862, 1,252 and 634 employees covered under collective bargaining agreements expiring in fiscal 2006, 2007 and 2008, respectively. At our international facilities, there were 564, 717, 688, 564, and 808 employees covered under collective bargaining agreements expiring in fiscal 2006, 2007, 2008, 2009, and 2010 respectively.

  Seasonality/Other

        Our third fiscal quarter sales are typically 10% to 15% higher than other fiscal quarters. See Note 13 to our Consolidated Financial Statements (Part II, Item 8 included herein).

        Most of our sales are by short term purchase orders. Since the level of production of products is generally promptly adjusted to meet customer order demand, we have a negligible backlog of orders. Most finished goods inventories of bedding products are physically stored at manufacturing locations until shipped (usually within 5 days of accepting the order).

  Regulatory Matters

        Our conventional bedding product lines are subject to various federal and state laws and regulations relating to flammability and other standards. We believe that we are in material compliance with all such laws and regulations, including California flame retardant regulations related to manufactured mattresses and box springs which became effective January 1, 2005, and new Federal flame retardant standards which will become effective July 1, 2007. We do not expect the impact of those regulations to be significant to our results of operations or financial position.

        Our principal waste products in North America are foam and fabric scraps, wood, cardboard and other non-hazardous materials derived from product component supplies and packaging. We also periodically dispose (primarily by recycling) of small amounts of used machine lubricating oil and air compressor waste oil. In the United States, we are, subject to federal, state and local laws and regulations relating to environmental health and safety, including the Federal Water Pollution Control Act, and the Comprehensive Environmental Response, Compensation and Liability Act. In our facilities in Argentina, France and Italy, we also manufacture foam. We believe that we are in material compliance with all applicable international, federal, state and local environmental statutes and regulations. Except as set forth in "—Legal Proceedings" below, compliance with international, federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, should not have any material effect upon our capital expenditures, earnings or competitive position. We are not aware of any pending federal environmental legislation which would have a material impact on our operations. Except as set forth in "—Legal Proceedings" below, we have not been required to make and do not expect to make any material capital expenditures for environmental control facilities in the foreseeable future.

Item 1A.    Risk Factors

        We are subject to the following risks which should be considered with all of the other information set forth in this report, including the Company's consolidated financial statements and the notes thereto.

The bedding industry is highly competitive, and if we are unable to compete effectively, we may lose customers and our sales may decline.

        The bedding industry is highly competitive, and we encounter competition from many manufacturers in both domestic and foreign markets. According to data compiled by the U.S. Census Bureau in 2002, there are over 700 manufacturers of mattresses and box springs in the U.S. conventional bedding industry. We, along with Simmons Company and Serta, Inc., accounted for approximately 49.2% of wholesale revenues in 2004, according to figures obtained from International Sleep Products Association and Furniture/Today industry publications. The highly competitive nature of the bedding industry means we are continually subject to the risk of loss of our market share, loss of significant customers, reduction in margins, the inability for us to gain market share or acquire new customers, and difficulty in raising our prices. Some of our principal competitors have less debt than we have and may be better able to withstand changes in market conditions within the bedding industry. Additionally, we may encounter increased future competition and further consolidation in our industry which could magnify the competitive risks previously outlined.

Our new product launches may not be successful due to development delays, failure of new products to achieve anticipated levels of market acceptance and significant costs associated with failed product introductions, which could adversely affect our revenues and profitability.

        Each year we invest significant time and resources in research and development to improve our product offerings. In June 2003, we launched an entirely new line of mattresses and box springs under our Sealy Posturepedic brand which utilizes new proprietary manufacturing processes and materials. In January 2004, we launched a new line of mattresses and box springs under our Stearns & Foster brand which utilizes similar new manufacturing processes and materials. Late in the first fiscal quarter of 2005, we introduced our new TrueForm visco-elastic bedding product line. Late in the fourth quarter of 2005, we introduced a new line of Stearns & Foster brand mattresses and box springs. During the first quarter of fiscal 2006, we introduced a new line of Sealy Posturepedic brand mattresses and foundations which will begin shipping during the second fiscal quarter of 2006. There are a number of risks inherent in our new product line introductions, such as the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Also, introduction costs and manufacturing inefficiencies may be greater than anticipated, which could impact our profitability.

We may experience fluctuations in our operating results due to seasonality, which could make sequential quarter to quarter comparison an unreliable indication of our performance.

        We have historically experienced, and we expect to continue to experience, seasonal and quarterly fluctuations in net sales and operating income. As is the case with many bedding customers, our retail business is subject to seasonal influences, characterized by strong sales for the months of June through September, which impacts the results of our third and fourth fiscal quarters. Our third fiscal quarter sales are typically 10% to 15% higher than other fiscal quarters. This seasonality means that a sequential quarter to quarter comparison may not be a good indication of our performance or of how we will perform in the future.

A substantial decrease in business from our significant customers could have a material adverse effect on our sales and market share.

        Our top five customers accounted for approximately 24.3% of our net sales for fiscal 2005. While we believe our relationships with these customers are stable, many arrangements are made by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in material write-offs or loss of future business.

        In the future, retailers in the United States may consolidate, restructure, reorganize or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration in the retail industry. Some of these retailers may decide to carry only one brand of mattress products which could affect our ability to sell our products on favorable terms or to maintain or increase market share. As a result, our sales and profitability may decline.

Our profitability may be materially and adversely affected by increases in the cost of petroleum-based products, steel and other raw materials.

        The major raw materials that we purchase for production are steel wire, fabrics and roll goods consisting of foam, insulator pads, and fiber and non-wovens. The price and availability of these raw materials are subject to market conditions affecting supply and demand. In particular, the price of foam materials have been significantly impacted by the hurricanes that affected the Gulf Coast in August and September of 2005, which caused a significant temporary disruption to the productive capacity of facilities operated by certain suppliers of a petroleum-based raw material used in the manufacture of polyurethane foam, which in turn, is used in the manufacture of the majority of our bedding products. Due to resulting shortages of these materials, as well as the higher world-wide petroleum prices seen in the last two years, we believe that we will continue to experience prices well-above those of recent history for these and other petroleum-based products. Furthermore, we expect that high demand for lumber caused by the reconstruction of areas devastated by the Gulf Coast hurricanes will place upward pressure on the price of wood products incorporated in the construction of our box spring units. Also, world demand for steel over the last two years has increased due to a number of factors, including increased steel imports into Asia. Worldwide production has not been able to keep up with the increased demand, due in part to decreased productive capacity in the United States. Furthermore, the weakening of the U.S. dollar has raised the relative price of steel imported into the United States. Consequently, we believe that the cost of cold rolled steel and steel drawn wire, which are used in the production of the spring units and other components within our mattress and box springs, will continue to remain elevated above their recent historical averages throughout 2006. Our profitability may be materially and adversely affected by increases in raw material costs to the extent we are unable to pass on such higher costs to customers.

Our profitability may be materially and adversely affected by any interruption in supply from third party vendors.

        We purchase our raw materials and certain components from a variety of vendors, including Leggett & Platt Inc., Carpenter Co. and other national raw material and component suppliers. We purchase approximately 52% of our Sealy and Stearns & Foster box spring parts from third party sources, predominantly from Leggett & Platt, which has patents on various interlocking wire configurations. If Leggett & Platt or any other supplier were to discontinue supplying us for any reason, there may be an interruption of production which may materially and adversely affect our operations.

We are dependent on a single supplier for key components used in our UniCased and TripLCased design. These components are proprietary to the supplier and a disruption in their supply could materially and adversely affect our operations.

        We are dependent upon a single supplier for certain key structural components of our new UniCased Posturepedic line of mattresses. Such components are purchased under a four-year supply agreement, expiring on February 18, 2007, and are manufactured in accordance with a proprietary design exclusive to the supplier. We have incorporated the UniCased method of construction into substantially all of our Sealy brand products, and have also incorporated the similar TripLCased construction into some Stearns & Foster branded products. If we experience a loss or disruption in our supply of these components, we may have difficulty sourcing substitute components on terms favorable to us, or at all. In addition, any alternative source may impair product performance or require us to alter our manufacturing process, which could have an adverse effect on our profitability.

Our significant international operations are subject to foreign exchange, tariff, tax, inflation and political risks and our ability to expand in certain international markets is limited by the terms of licenses we have granted to manufacture and sell Sealy products.

        We currently have significant international operations and will likely pursue additional international opportunities. Our international operations are subject to the risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations. We have also limited our ability to independently expand in certain international markets where we have granted licenses to manufacture and sell Sealy bedding products. Our licensees in Australia, Jamaica and the United Kingdom have perpetual licenses, subject to only limited termination rights. Our licensees in the Dominican Republic, the Bahamas, Jamaica, Israel, Japan, New Zealand, Saudi Arabia (which covers 13 middle eastern countries), Spain, South Africa and Thailand hold licenses for fixed terms with limited renewal rights. Fluctuations in the rate of exchange between the U.S. dollar and other currencies may affect stockholders' equity and our financial condition or results of operations.

The loss of the services of one or more members of our senior management team could impair our ability to execute our business strategy and adversely affect our business.

        We are dependent on the continued services of our senior management team, most of whom have substantial industry-specific experience. For example, David J. McIlquham, our Chief Executive Officer since April 2002, and Lawrence J. Rogers, our President of the International Bedding Group since January 2001, have served in numerous capacities within our operations since joining us in 1990 and 1979, respectively. The loss of such key personnel could impair our ability to execute our business strategy and have a material adverse effect on our business.

We have a substantial amount of indebtedness, which may adversely affect our cash flow, our ability to comply with our debt covenants, repay our indebtedness and operate our business.

        At November 27, 2005, we had total debt of $876.0 million with additional availability of $74.1 million under the revolving credit facility after taking into account letters of credit for $32.1 million.

        We paid $76.4 million of interest during fiscal 2005. In addition, a 1% increase in the interest rates applicable to the unhedged portion of our variable rate debt would result in approximately $2.8 million in additional annual cash interest expense. We have no scheduled principal payments due on our senior debt until such obligations begin to mature beginning in 2012. However, each year our senior secured term notes remain outstanding, we may be required to make principal prepayments equal to 50% of excess cash flow for the preceding fiscal year, as defined in our senior secured credit agreement.

        Our substantial indebtedness could have important consequences. For example, it could:

  •
  make it more difficult for us to satisfy our obligations with respect to our outstanding debt, and a failure to comply with any financial and other restrictive covenants could result in an event of default under our debt instruments and agreements;

  •
  require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

  •
  limit our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

  •
  make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

  •
  limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy, or other purposes; and

  •
  place us at a disadvantage compared to our competitors who have less debt.

        Any of the above listed factors could materially and adversely affect our business, financial condition or results of operations.

Despite our current leverage, we may still be able to incur significant additional indebtedness. This could further exacerbate the risks that we face.

        We will be able to incur significant additional indebtedness in the future. Although the indenture governing our Senior Subordinated Notes and instruments governing the senior secured indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face, including those described above, could intensify.

The terms of the senior secured credit facilities and the indenture governing our Senior Subordinated Notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

        Our senior secured credit facilities and the indenture governing our Senior Subordinated Notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on our subsidiaries, including restrictions that may limit our ability to engage in acts that may be in our best long-term interests. The senior secured credit facilities include financial covenants, including requirements that it:

  •
  maintain a minimum interest coverage ratio; and

  •
  not exceed a maximum total leverage ratio.

        The financial covenants contained in the senior secured credit facilities will become more restrictive over time. In addition, the senior secured credit facilities limit our subsidiaries' ability to make capital expenditures and require that they use proceeds of certain asset sales that are not reinvested in our business to repay indebtedness under them.

        The senior secured credit facilities also include covenants restricting, among other things, our subsidiaries' ability to:

  •
  incur or guarantee additional debt or issue preferred stock;

  •
  pay dividends, or make redemptions and repurchases, with respect to capital stock;

  •
  create or incur certain liens;

  •
  make certain loans, acquisitions, capital expenditures or investments; and

  •
  engage in mergers, acquisitions, asset sales and sale and lease-back transactions.

        The indenture relating to our Senior Subordinated Notes also contains numerous covenants including, among other things, restrictions on our subsidiaries' ability to:

  •
  incur or guarantee additional indebtedness or issue disqualified or preferred stock;

  •
  create liens;

  •
  enter into sale and lease-back transactions;

  •
  pay dividends or make other equity distributions;

  •
  repurchase or redeem capital stock;

  •
  make investments or other restricted payments;

  •
  sell assets or consolidate or merge with or into other companies;

  •
  create limitations on the ability of Sealy Mattress Company and its restricted subsidiaries to make dividends or distributions to us; and

  •
  engage in transactions with affiliates.

        The operating and financial restrictions and covenants in our existing debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. A breach of any of the restrictive covenants in our debt agreements could result in a default under such agreements. If any such default occurs, the lenders under the debt agreements may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, enforce their security interest or require us to apply all of its available cash to repay these borrowings, any of which would result in an event of default under our notes. Those lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under the senior secured credit facilities will have the right to proceed against the collateral granted to them to secure the debt owed to them. If the debt under the senior secured credit facilities were to be accelerated, our assets may not be sufficient to repay such debt in full or to repay our notes and our other debt.

The time and expense of defending against challenges to our trademarks, patents and other intellectual property could divert our management's attention and substantial financial resources from our business. Our goodwill and ability to differentiate our products in the marketplace could be negatively affected if we were unsuccessful in defending against such challenges.

        We hold over 300 worldwide trademarks, which we believe have significant value and are important to the marketing of our products to customers. We own 31 U.S. patents, a number of which have been registered in a total of 22 countries, and we have 7 domestic patents pending. In addition, we own U.S. and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also own several

U.S. copyright registrations, and a wide array of unpatented proprietary technology and know-how. We also license certain intellectual property rights from third parties.

        Our ability to compete effectively with other companies depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. Although our trademarks are currently registered in the United States and registered or pending in 96 foreign countries, we still face risks that our trademarks may be circumvented or violate the proprietary rights of others and we may be prevented from using our trademarks if challenged. A challenge to our use of our trademarks could result in a negative ruling regarding our use of our trademarks, their validity or their enforceability, or could prove expensive and time consuming in terms of legal costs and time spent defending against it. In addition, we may not have the financial resources necessary to enforce or defend our trademarks. We also face risks as to the degree of protection offered by the various patents, the likelihood that patents will be issued for pending patent applications or, with regard to the licensed intellectual property, that the licenses will not be terminated. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, our goodwill and ability to differentiate our products in the market place could be negatively affected and our market share and profitability could be materially and adversely affected.

Regulatory requirements relating to our products may increase our costs, alter our manufacturing processes and impair our product performance.

        Our products and raw materials are and will continue to be subject to regulation in the United States by various federal, state and local regulatory authorities. In addition, other governments and agencies in other jurisdictions regulate the sale and distribution of our products and raw materials. These rules and regulations may change from time to time. Compliance with these regulations may negatively impact our business. For example, the California Home Furnishings Bureau has adopted new open flame resistance standards under Technical Bulletin 603, and those standards became effective in January 2005. There may be continuing costs of regulatory compliance including continuous testing, additional quality control processes and appropriate auditing of design and process compliance.

        In February, 2006, the U.S. Consumer Product Safety Commission (CPSC) passed 16 CFR Part 1633 that effectively applies the California open flame standard, but will add significant quality control, record-keeping and testing requirements on mattress manufacturers, including Sealy. This rule is effective beginning July 1, 2007. The costs associated with the new products and processes needed to comply with the new requirements may not be fully absorbed by our customers and could affect our profitability. Moreover, various state regulatory agencies, including those in Rhode Island and New Jersey, and the U.S. Congress continue to consider open flame regulations for mattresses and bed sets or integral components that may be different or more stringent than the California or CPSC standard and we may be required to make different products for different states or change our processes or distribution practices nationwide. It is possible that some state's more stringent standards, if adopted and enforceable, could make it difficult to manufacture a cost-efficient product in those jurisdictions and compliance with proposed new rules and regulations may increase our costs, alter our manufacturing processes and impair the performance of our products.

        In addition, our marketing and advertising practices could become the subject of proceedings before regulatory authorities or the subject of claims by other parties, which could require us to alter or end these practices or adopt new practices that are not as effective or are more expensive.

Environmental, health and safety requirements could expose us to material liabilities and changes in our operations as a result of environmental contamination, among other things.

        As a manufacturer of bedding and related products, we use and dispose of a number of substances, such as glue, lubricating oil, solvents and other petroleum products, as well as certain foam ingredients that may subject us to regulation under numerous federal and state statutes governing the environment (including those environmental regulations that are applicable to our foreign operations such as Argentina, Brazil, Canada, France, Italy, Mexico and other jurisdictions). Among other statutes, we are subject to the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Clean Air Act and related state statutes and regulations. As we abide by certain new open flame regulations, our products and processes may be governed more rigorously by certain state and federal environmental and OSHA standards as well as the provisions of California Proposition 65 and 16 CFR Part 1633.

        We have made and will continue to make capital and other expenditures to comply with environmental requirements. We also have incurred and will continue to incur costs related to certain remediation activities. Under various environmental laws, we may be held liable for the costs of remediating releases of hazardous substances at any properties currently or previously owned or operated by us or at any site to which we sent hazardous substances for disposal. We are currently addressing the clean-up of environmental contamination at our former facility in South Brunswick, New Jersey and our former facility in Oakville, Connecticut. We have accrued approximately $0.8 million and $2.0 million for the Oakville and South Brunswick clean-ups, respectively, and we believe that these accruals should be adequate. While uncertainty exists as to the ultimate resolution of these two environmental matters and we believe that the accruals recorded are adequate, in the event of an adverse decision by one or more of the governing environmental authorities or if additional contamination is discovered, these matters could have a material effect on our profitability.

A change or deterioration in labor relations could disrupt our business or increase costs, which could lead to a material decline in sales or profitability.

        As of November 27, 2005, we had 6,208 full-time employees. Approximately 70% of our employees at our 25 North American plants are represented by various labor unions with separate collective bargaining agreements. Our current collective bargaining agreements expire at various times beginning in 2006 through 2010. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We may at some point be subject to work stoppages by some of our employees and, if such events were to occur, there may be a material adverse effect on our operations and profitability. Further, we may not be able to renew the various collective bargaining agreements on a timely basis or on favorable terms, or at all.

Our pension plan is currently underfunded and we will be required to make cash payments to the plan, reducing the cash available for our business.

        We have a noncontributory, defined benefit pension plan covering current and former hourly employees at five of our active plants and seven previously closed facilities. We record a minimum liability associated with this plan equal to the excess of the accumulated benefit obligation over the fair value of the plan assets. The minimum liability at November 27, 2005 was $4.8 million, and we estimate that we will make approximately $2.1 million in contributions to the plan in 2006. If the performance of the assets in this pension plan does not meet our expectations, or if other actuarial assumptions are modified, our future cash payments to the plan could be higher than we expect. This pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded pension plan under limited circumstances. In the event our pension plan is terminated for any reason while it is underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding.

Item 2.    Properties

        Our principal executive offices are located on Sealy Drive at One Office Parkway, Trinity, North Carolina, 27370. Corporate and administrative services are provided to the Company by Sealy, Inc. (a wholly owned subsidiary of the Company).

        We administer our component operations at our Rensselaer, Indiana facility. Our leased facilities are occupied under operating leases, which expire from fiscal 2006 to 2033, including renewal options.

        The following table sets forth certain information regarding manufacturing and distribution facilities operated by the Company at January 31, 2006:

Location		Approximate Square Footage	Title
United States
Arizona	Phoenix	76,000	Owned(a	)
California	Richmond	238,000	Owned(a	)
	South Gate	185,000	Owned(a	)
Colorado	Colorado Springs	70,000	Owned(a	)
	Denver	92,900	Owned(a	)
Florida	Orlando	97,600	Owned(a	)
Georgia	Atlanta	292,500	Owned(a	)
Illinois	Batavia	212,700	Leased
Indiana	Rensselaer	131,000	Owned(a	)
	Rensselaer	124,000	Owned(a	)
Kansas	Kansas City	102,600	Leased
Maryland	Williamsport	144,000	Leased
Minnesota	St. Paul	93,600	Owned(a	)
New York	Green Island	257,000	Leased
North Carolina	High Point	151,200	Owned(a	)
Ohio	Medina	140,000	Owned(a	)
Oregon	Portland	140,000	Owned(a	)
Pennsylvania	Clarion	85,000	Owned(a	)
	Delano	143,000	Owned(a	)
Texas	Brenham	220,000	Owned(a	)
	North Richland Hills	124,500	Owned(a	)
Canada
Alberta	Edmonton	144,500	Owned(a	)
Quebec	Saint Narcisse	76,000	Owned(a	)
Ontario	Toronto	80,200	Leased
Argentina	Buenos Aires	85,000	Owned
Brazil	Sorocaba	92,000	Owned
Puerto Rico	Carolina	58,600	Owned(a	)
Italy	Silvano d'Orba	170,600	Owned(a	)
France	Saleux	239,400	Owned
Mexico	Toluca	157,100	Owned

		4,224,000

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

        We are currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. We and one of our subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, we and our subsidiary agreed to conduct soil and groundwater remediation at the property. We do not believe that our manufacturing processes were the source of contamination. We sold the property in 1997 and retained primary responsibility for the required remediation. We have completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval, and have concluded a pilot test of the groundwater remediation system. During 2005, with the approval of the New Jersey Department of Environmental Protection, we removed and disposed of sediment in Oakeys Brook adjoining the site. We have recorded a liability of $2.0 million ($2.5 million prior to discounting at 4.50%) for the estimated future costs associated with completing this remediation project, and it is reasonably possible that up to an additional $0.2 million may be incurred to complete the project.

        We are also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although we are conducting the remediation voluntarily, we obtained Connecticut Department of Environmental Protection approval of the remediation plan. We have completed essentially all soil remediation under the remediation plan and are currently monitoring groundwater at the site. We have identified cadmium in the groundwater at the site and intend to address that during fiscal 2006. We have recorded a liability of approximately $0.8 million associated with the additional work and ongoing monitoring. We believe the contamination at the site is attributable to the manufacturing operations of previous unaffiliated occupants of the facility.

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

        During fiscal year 2005, a total of 663,327 options to purchase Sealy Corporation common stock were granted to certain of our employees under the Sealy Corporation 2004 Stock Option Plan. Each of these grants were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as they are transactions by an issuer that did not involve a public offering of securities. Options under the 2004 Plan are granted in part as "time options," which vest and become exercisable ratably on a monthly basis over the first five years following the date of grant, and granted in part as "performance options," which vest and become exercisable over the five fiscal years through fiscal year 2008 upon the achievement of certain EBITDA performance targets, and in any event by the eighth anniversary of the date of grant.

        As of January 31, 2006, there were 37 holders of record of the Class A shares of Sealy Corporation, which owns 100% of our common equity.

        We have not paid dividends to Sealy Corporation for fiscal year 2004 and 2005. Our ability to pay dividends is restricted by debt agreements to which we are a party. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt Covenants."

Item 6.    Selected Financial Data

        The following tables set forth selected consolidated financial and other data of the Company for the years ended November 27, 2005, November 28, 2004, November 30, 2003, December 1, 2002, and December 2, 2001.

        The selected consolidated financial and other data set forth in the following tables has been derived from our audited consolidated financial statements. The report of Deloitte & Touche LLP, independent registered public accounting firm, covering our Consolidated Financial Statements for the years ended November 27, 2005 and November 28, 2004, and the report of PricewaterhouseCoopers LLP, independent registered public accounting firm, covering our Consolidated Financial Statements for the year ended November 30, 2003, are included elsewhere herein. These tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements included elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	Year Ended November 27, 2005		Year Ended November 28, 2004		Year Ended November 30, 2003		Year Ended December 1, 2002		Year Ended December 2, 2001
	(in millions)
Statement of Operations Data:
Net sales(a)	$1,469.6		$1,314.0		$1,189.9		$1,189.2		$1,154.1
Costs and expenses(a)(b)(c)(d)	1,338.5		1,360.8		1,153.4		1,165.0		1,162.6
Income (loss) before income tax and cumulative effect of change in accounting principle	131.1		(46.8)		36.5		24.1		(8.5)
Cumulative effect of change in accounting principle(e)	—		—		—		—		(0.2)
Net income (loss)	73.7		(38.3)		18.3		16.9		(20.8)

Other Data:
Depreciation and amortization of intangibles(b)	$21.9		$25.4		$24.9		$22.5		$31.9
Income from operations	208.1		22.2		105.9		99.8		93.9
Cash flows provided by (used in):
Operating activities (c)	131.0		43.5		87.1		100.3		11.3
Investing activities (c)	(19.4)		(7.4)		0.6		(39.5)		(62.9)
Financing activities (c)	(97.6)		(116.1)		(14.7)		(45.1)		45.5
EBITDA(f)	224.6		48.5		129.9		119.2		101.4
Capital expenditures	29.4		22.8		13.3		16.8		20.1
Interest expense	71.6		69.9		68.5		72.6		78.0
Ratio of EBITDA to interest expense	3.1	x	0.7	x	1.9	x	1.6	x	1.3	x
Ratio of earnings to fixed charges(g)	2.7	x	—		1.5	x	1.3	x	—
	November 27, 2005	November 28, 2004	November 30, 2003	December 1, 2002	December 2, 2001
	(in millions)
Balance Sheet Data:
Total assets	$892.4	$897.3	$959.1	$904.9	$903.1
Long-term obligations, net of current portion	863.2	965.8	699.6	719.9	748.3
Total debt	876.0	974.3	747.3	753.2	778.1
Stockholders' deficit	(313.2)	(383.7)	(76.2)	(115.7)	(132.9)

(a)
2001 amounts are restated from previously published results due to the adoption of EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product", as of March 4, 2002.

(b)
Effective at the beginning of fiscal 2002, we adopted the provisions of FAS 142, "Goodwill and Other Intangible Assets". Accordingly, we ceased the recording of goodwill amortization after fiscal 2001. Amortization of goodwill totaled $12.1 million in 2001.

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

(f)
EBITDA as presented herein is a financial measure that is used in our credit agreements and note indentures (the "debt agreements") as a factor in determining our compliance with various covenants and to test whether certain transactions are permitted. In addition, we base our assessment of the recoverability of our indefinite-lived goodwill on a multiple of EBITDA. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, it is not intended to be a measure of free cash flow for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The following table reconciles EBITDA to cash flows from operations:

	Fiscal Year
	2005	2004	2003	2002	2001
	(in millions)
Income (loss) before cumulative effect of change in accounting principle	$73.7	$(38.3)	$18.3	$16.9	$(21.0)
Interest expense	71.6	69.9	68.5	72.6	78.0
Income Taxes	57.4	(8.5)	18.2	7.2	12.5
Depreciation	21.4	24.2	23.8	21.4	18.4
Amortization	0.5	1.2	1.1	1.1	13.5

EBITDA	$224.6	$48.5	$129.9	$119.2	$101.4
Adjustments to EBITDA to arrive at cash flow from operations:
Cumulative effect of change in accounting principle	—	—	—	—	0.2
Interest expense	(71.6)	(69.9)	(68.5)	(72.6)	(78.0)
Income taxes	(57.5)	8.5	(18.2)	(7.2)	(12.5)
Non-cash charges against (credits to) net income:
Equity in losses (income) of investees	—	—	—	5.6	4.0
Business closure and impairment charges	—	—	1.8	8.2	30.7
Deferred income taxes	8.6	(16.2)	(0.7)	(2.1)	(4.9)
Non-cash interest expense	4.1	3.1	9.6	22.1	20.2
Non-cash charges related to debt extinguishments	3.4	—	—	—	—
Non-cash charges associated with the recapitalization	—	42.2	—	—	—
Other, net	3.2	2.2	(3.1)	(3.9)	(8.7)
Changes in operating assets & liabilities	16.2	25.1	36.3	31.0	(41.1)

Cash flow from operations	$131.0	$43.5	$87.1	$100.3	$11.3

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

	Fiscal Year
	2005	2004	2003	2002	2001
	(in millions)
Pre-tax income (loss) from operations	$131.1	$(46.8)	$36.5	$24.1	$(8.5)
Fixed charges:
Interest expense, including amortization of debt discount and financing costs	71.6	69.9	68.5	72.6	78.0
Rentals—33%	5.1	5.1	4.5	4.5	4.4

Total Fixed charges	76.7	75.0	73.0	77.1	82.4

Earnings before income taxes and fixed charges	$207.8	$28.2	$109.5	$101.2	$73.9

Ratio of earnings to fixed charges	2.7x	—	1.5x	1.3x	—

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the "Selected Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this report.

  Business Overview

        Sealy Mattress Corporation, through our subsidiaries, is the largest bedding manufacturer in the world, with a wholesale domestic market share of 20.7% in 2004. Based on preliminary market share data from the International Sleep Products Association, we believe our market share in 2005 is comparable to 2004. We manufacture and market a complete line of bedding (innerspring and non-innerspring) products including mattresses and box springs, holding leading positions in key market segments, such as luxury bedding products, and among leading retailers. According to Home Furnishing News, the Sealy brand ranked 15th among the top 150 home products brands. Our conventional bedding products include the Sealy, Sealy Posturepedic, Stearns & Foster, and Bassett brands and account for approximately 88.9% of our total net sales for the year ended November 27, 2005. In addition to our innerspring bedding, we also produce a variety of visco-elastic (memory foam) and latex foam bedding products. Though sales of such products were not significant in 2005, we expect to experience growth in these product lines as we seek to strengthen our competitive position in the specialty bedding (non-innerspring mattress) market. We distinguish ourselves from our major competitors by maintaining our own component parts manufacturing capability and producing substantially all of our mattress innerspring requirements and approximately 48% of our box spring component parts requirements. We believe that our industry is resilient to economic downturns due in part to the large portion of purchases, approximately 70%, which are for mattress replacements. The growth of the bedding industry has been supported by economic and demographic factors such as increasing disposable income among the "baby boomer" segment of the population, an increase in the number of bedrooms per home and second home purchases, and growing awareness of the health benefits of quality sleep.

        On April 6, 2004 our parent company, Sealy Corporation, completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") whereby KKR acquired approximately 92% of Sealy Corporation's capital stock. In connection with the merger, we recapitalized substantially all of our outstanding debt. Although we incurred substantially increased levels of debt in the recapitalization, our cost of capital was reduced due to lower interest rates on the new debt compared with our earlier financing, and our total interest costs have remained comparable with those prior to the recapitalization. On April 14, 2005, we further reduced our cost of capital by amending and restating our senior secured credit agreement. The amendment provided an additional $100 million of senior secured term loans which were used to repay our senior unsecured term loans, reducing our interest costs going forward. Due to our strong operating cash flow since the recapitalization, we have been able to repay $210 million of our senior secured term debt significantly ahead of schedule. Our strategy for 2006 is to continue to deleverage our business through additional prepayments of our long-term debt as permitted by our senior credit agreements and our operating cash flow.

        On June 30, 2005, our parent company, Sealy Corporation, filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with a proposed initial public offering of its common stock. Sealy Corporation expects to file an amended S-1 with fiscal 2005 year end financial information. Should the offering be completed, the proceeds from any such offering are anticipated to be used, among other things, to redeem a portion of our senior subordinated notes due in 2014 (see Note 6 to our Consolidated Financial Statements (Part II, Item 8 included herein)) and all of the Sealy Corporation's Senior subordinated PIK Notes due in 2015 (see Note 18 to our Consolidated Financial Statements (Part II, Item 8 included herein)). There can be no assurance that the proposed offering can be completed on a timely basis, or at all. Through November 27, 2005, Sealy Corporation had incurred approximately $1.9 million of costs in connection with the offering, all of which are currently being funded by Sealy Mattress Corporation (see Note 18).

        In 2004, we successfully completed the rollout of our new single-sided, "no-flip" Sealy Posturepedic UniCased® and Stearns & Foster TripLCased® product lines in the United States, Canada, and Mexico, representing the broadest product redesign in our history. The manufacture and sale of these products for our Sealy Posturepedic lines began in mid-2003, followed by the introduction of the new Stearns & Foster lines in the first fiscal quarter of 2004. Our initial profitability from the sales of these new products was limited as we worked to gain manufacturing efficiency with the new designs and supported our customers' transition to the new products with price rollbacks. In 2004, with these issues substantially behind us, we began to realize the anticipated contribution of these products to our sales growth and profitability, which has continued through 2005. Our profitability has been further enhanced by rapid growth among our luxury bedding lines ($1,000 and up retail price points). Our shares of the Luxury and Ultra-Luxury product segments are greater than our overall market share, and our Stearns & Foster and Luxury Posturepedic lines directly target these segments.

        Late in the first quarter of 2005, we introduced our new TrueForm visco-elastic bedding product line to take advantage of the rapid growth of the specialty bedding category. This market, which includes latex foam, visco-elastic, air-adjustable and other non-innerspring mattress products, has experienced substantial growth both domestically and internationally. We believe that by successfully leveraging our strong brand advantage and our marketing and distribution capabilities, we have the potential to make significant gains in the specialty bedding category.

        Our industry continues to be challenged by the high cost of steel and petroleum products, which affect the cost of our steel innerspring and our polyurethane foam and polyethylene component parts. During fiscal 2005, the cost of these components has continued to remain elevated above their recent historical averages, and we expect this trend to continue into fiscal 2006. Through November 27, 2005, we have been able to successfully address these cost pressures though a price increase announced in May of 2004 and cost reduction efforts. As discussed below under "—Foam Material Supply Disruption", the effects of the recent Gulf Coast hurricanes caused significant temporary shortages which have had an adverse impact on the cost of foam materials used in the manufacture of our products. In response to these shortages, the higher world-wide prices of petroleum and petroleum-based products, and an expected increase in lumber prices as the demand for lumber increases to support the reconstruction of areas devastated by the Gulf Coast hurricanes, we announced on October 20, 2005 that we would raise prices across all of our product lines in the United States and Canada. The price increases vary by product line and mattress size and took effect November 14, 2005.

        Historically, the bedding industry has had limited exposure to competition from imports due to high shipping costs, short lead times, the large number of finished goods SKUs and the importance of brands. Furthermore, we also believe that the relatively low labor content of our domestically produced mattresses lessens any competitive advantage provided by lower Asian labor costs. Although Asian bedding manufacturers have begun to explore the feasibility of exporting their products into the United States, we do not expect that competition from Asian bedding imports will have a significant impact on our business. We believe that by focusing on further improvements in the efficiency of our supply chain, controlling costs, and continuing to invest in product innovation and our brands, we can ensure that our domestically produced products will remain competitive with Asian bedding imports.

        We have continued to see sales growth in our international operations over the last several years, with our foreign subsidiaries contributing 21.1% of our total company revenues during fiscal 2005. However, our Brazilian subsidiary, contributing less than 1% of our total revenues for fiscal 2005, has continued to perform below our expectations and has not yet achieved profitability. While we do not believe that we have, as yet, suffered any impairment with respect to our investment in long-lived assets in Brazil, we will continue to monitor that operation closely as we evaluate our strategic alternatives in that market.

Foam Material Supply Disruption

        The recent Gulf Coast hurricanes in late August and September of 2005 caused a significant temporary disruption to the productive capacity of facilities operated by certain suppliers of an essential raw material called TDI. This material is used to manufacture polyurethane foam, a material used in substantially all of our bedding products. As a result, there was a temporary foam shortage that affected North American manufacturers in the mattress, furniture, and automobile seating industries. Our principal foam supplier, which supplies substantially all of our foam requirements in the U.S. and Canada, gave notice that most types of foam they supply would be on temporary allocation, and we experienced some limited impact on production schedules across all of our North American mattress plants for approximately four weeks during the fourth quarter of fiscal 2005. By re-prioritizing our production and delivery schedules and utilizing our international operations to locate alternative sources of foam products, we were successful in limiting the impact of this disruption on our customers and our business. We were able to resume normal production schedules by October 17, 2005 and had resumed normal delivery schedules by October 27, 2005. The supply restrictions imposed by our supplier were removed during the first quarter of fiscal 2006. This disruption did not have a material impact on our results of operations for fiscal 2005.

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

        Cooperative Advertising, Rebate and Other Promotional Programs—We enter into agreements with most of our customers to provide funds to them for advertising and promotion of our products. We also enter into volume and other rebate programs with our customers whereby funds may be rebated to the customer. When sales are made to these customers, we record liabilities pursuant to these agreements. We periodically assess these liabilities based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer or whether the customers will meet the requirements to receive rebated funds. We generally negotiate these agreements on a customer-by-customer basis. Some of these agreements extend over several periods and are linked with supply agreements. Most of these agreements coincide with our fiscal year; however, our customers typically have ninety days following the end of a period to submit claims for reimbursement of advertising and promotional costs. Therefore, significant estimates are required at any point in time with regard to the ultimate reimbursement to be claimed by our customers. Subsequent revisions to such estimates are recorded and charged to earnings in the period in which they are identified. Costs of these programs totaled $220.8 million in 2005, of which $76.7 million associated with volume rebates, supply agreement amortization, slotting fees, end consumer rebates and other customer allowances was recorded as a reduction of sales and the remaining $144.1 million associated with cooperative advertising is recorded as selling, general and administrative expenses.

        Allowance for Doubtful Accounts—We actively monitor the financial condition of our customers to determine the potential for any nonpayment of trade receivables. In determining our reserve for bad debts, we also consider other general economic factors. Our management believes that our process of specific review of customers combined with overall analytical review provides an accurate evaluation of ultimate collectibility of trade receivables. We recorded a bad debt provision of $3.2 million, or approximately 0.2 percent of sales, in 2005.

        Warranties and Product Returns—Our warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy-branded products and a 20-year warranty period on our TrueForm visco-elastic product introduced late in the first fiscal quarter of 2005. Our policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded based on historical trends of warranty costs. Our estimate involves an average lag time in days between the sale of a bed and the date of its return applied to the current rate of warranty returns. Our accrued warranty liability totaled $14.3 million as of November 27, 2005. During fiscal 2004, we enhanced our data collection process with respect to warranty returns. This enhancement allows us to determine the age of the bed based on the manufacture date and allows us to specifically identify and track reasons for the return. This information has enabled us to refine the estimation process with respect to the estimated future warranty obligation and, more importantly, provides better management information with which we can isolate and remedy any causes for product defects. The implementation of this enhanced process resulted in a $2.7 million increase in our accrued warranty liability in fiscal 2004 due to a change in the estimate of the portion of returns attributable to warranties.

        Impairment of Goodwill—We perform an annual assessment of our goodwill for impairment as of the beginning of the fiscal fourth quarter. We base our assessment of recoverability on a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA). At least annually, or when events or circumstances indicate that their carrying value may not be recoverable from future cash flows, we assess our goodwill for impairment. The use of the EBITDA multiple is considered by our management to be the most meaningful measurement. The EBITDA multiple selected is based on comparison of other companies in the furnishings and consumer durable industry sectors. These comparable multiples have historically ranged from 5.0 to 9.6. We consider comparable factors in determining which multiple should be utilized. These factors include among others, company size, estimated market share or dominance, recent trends and forecasted results. Our 2005 test for impairment indicated that utilizing an EBITDA measure of less than 3.0 times would likely result in an indication of impairment requiring a further assessment of potential impairment. Should market factors or our performance result in either a lower valuation multiple or decreased EBITDA, impairment could result which may be material. The total carrying value of our goodwill at November 27, 2005 was $384.6 million.

        Income Taxes—We record an income tax valuation allowance when the realization of certain deferred tax assets, including net operating losses and capital loss carryforwards, is not likely. These deferred tax items represent expenses recognized for financial reporting purposes, which may result in tax deductions in the future. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and income tax expense in the consolidated financial statements. Our net deferred tax assets at November 27, 2005 were $4.2 million, net of a $30.3 million valuation allowance. Significant judgment is also required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our tax return positions are fully supportable, we may establish and have established reserves when we believe that certain tax positions are likely to be challenged and we may not fully prevail in overcoming these challenges. We may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, our tax advisors, or resolution of issues in the courts. Our tax expense includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. Substantially all accruals for tax contingencies are included in other noncurrent liabilities.

Results of Operations

  Tabular Information

        The following table sets forth our summarized results of operations for fiscal years 2005, 2004 and 2003, expressed in millions of dollars as well as a percentage of each year's net sales:

	Year Ended
	November 27, 2005		November 28, 2004		November 30, 2003
	millions	percentage of net sales	millions	percentage of net sales	millions	percentage of net sales
Total net sales	$1,469.6	100.0%	$1,314.0	100.0%	$1,189.9	100.0%
Total cost of goods sold(1)	818.0	55.7	740.1	56.3	695.1	58.4

Gross Profit	651.6	44.3	573.9	43.7	494.8	41.6

Selling, general and administrative(1)	456.2	31.1	430.9	32.8	398.4	33.5
Recapitalization expense	—	—	133.1	10.1	—	—
Plant/Business closing and restructuring charges	—	—	0.6	—	1.8	0.2
Amortization of intangibles	0.5	0.0	1.2	0.1	1.1	0.1
Royalty income, net of royalty expense	(13.2)	(0.9)	(14.1)	(1.1)	(12.4)	(1.0)

Income from operations	208.1	14.2	22.2	1.7	105.9	8.9

Interest expense	71.6	4.9	69.9	5.3	68.5	5.8
Other (income) expense, net	5.4	0.4	(0.9)	(0.1)	0.9	0.1

Income (loss) before income taxes	131.1	9.0	(46.8)	(3.6)	36.5	3.1
Income taxes	57.4	3.9	(8.5)	(0.6)	18.2	1.5

Net income (loss)	$73.7	5.0%	$(38.3)	(2.9)%	$18.3	1.5%

Effective tax rate	43.8%		18.3%		49.9%

(1)
Included in our selling, general and administrative expenses for fiscal years 2005, 2004 and 2003 were $73.1 million, $68.9 million and $61.9 million, respectively, in shipping and handling costs associated with the delivery of finished mattress products to our customers, including approximately $7.8 million, $7.0 million and $6.7 million, respectively, of costs associated with internal transfers between our plant locations. With respect to these costs, our cost of goods sold may not be comparable with that reported by other entities.

        The following table indicates the percentage distribution of our net sales in U.S. dollars throughout our international operations:

  Geographic distribution of sales:

	2005	2004	2003
US Domestic	78.9%	78.9%	79.9%
International:
Canada	8.9%	8.7%	7.7%
Europe	7.4%	7.6%	7.4%
Other	4.8%	4.8%	5.0%

Total	100.0%	100.0%	100.0%

        We anticipate our 2006 geographic distribution will be consistent relative to total sales with 2005.

        The following table shows our net sales and margin profitability for the major geographic regions of our international operations, including local currency results for the significant operations, including local currency results for the significant international operations:

	November 27, 2005		November 28, 2004		November 30, 2003
	millions	(percentage of net sales)	millions	(percentage of net sales)	millions	(percentage of net sales)
Total Domestic (US Dollars):
Total net sales	$1,160.1	100.0%	$1,036.2	100.0%	$950.8	100.0%
Total cost of goods sold	622.7	53.7%	564.7	54.5%	543.7	57.2%

Gross profit	$537.4	46.3%	$471.5	45.5%	$407.1	42.8%

Total International (US Dollars):
Total net sales	$309.5	100.0%	$277.8	100.0%	$239.1	100.0%
Total cost of goods sold	195.3	63.1%	175.4	63.1%	151.4	63.3%

Gross profit	$114.2	36.9%	$102.4	36.9%	$87.7	36.7%

Canada:
US Dollars:
Total net sales	$130.6	100.0%	$114.5	100.0%	$92.0	100.0%
Total cost of goods sold	76.3	58.4%	68.7	60.0%	55.5	60.3%

Gross profit	$54.3	41.6%	$45.8	40.0%	$36.5	39.7%

Canadian Dollars:
Total net sales	$158.2	100.0%	$154.6	100.0%	$129.7	100.0%
Total cost of goods sold	92.3	58.4%	89.9	58.2%	81.3	62.7%

Gross profit	$65.9	41.6%	$64.7	41.8%	$48.4	37.3%

Europe:
US Dollars:
Total net sales	$109.0	100.0%	$100.5	100.0%	$88.1	100.0%
Total cost of goods sold	75.0	68.8%	66.4	66.1%	57.4	65.2%

Gross profit	$34.0	31.2%	$34.1	33.9%	$30.7	34.8%

Euros:
Total net sales	$86.8	100.0%	$81.6	100.0%	$76.1	100.0%
Total cost of goods sold	59.7	71.5%	53.8	65.9%	50.6	66.5%

Gross profit	$27.1	28.5%	$27.8	34.1%	$25.5	33.5%

Other International (US Dollars):
Total net sales	$69.9	100.0%	$62.8	100.0%	$59.0	100.0%
Total cost of goods sold	44.0	62.9%	40.3	64.2%	38.5	65.3%

Gross profit	$25.9	37.1%	$22.5	35.8%	$20.5	34.7%

  Year Ended November 27, 2005 Compared With Year Ended November 28, 2004

        Net Sales.    Net sales for the year ended November 27, 2005 were $1,469.6 million, an increase of $155.6 million, or 11.8% from the year ended November 28, 2004. Total domestic sales were $1,160.1 million for fiscal 2005 compared to $1,036.2 million for fiscal 2004. The domestic sales increase of $123.8 million was attributable to a 4.0% increase in volume and a 7.7% increase in average unit selling price. The increase in average unit selling price is due primarily to price increases announced in May 2004 to offset the effects of rising steel costs, and an improved sales mix from our new UniCased Posturepedic and TripLCased Stearns & Foster lines as well as our new visco-elastic and latex foam specialty bedding products. Also, net sales for the first quarter of 2004 were reduced by the effects of close-out pricing on existing products in conjunction with the roll-out of our new Stearns & Foster product lines. Total international sales were $309.5 million for fiscal 2005 compared to $277.8 for fiscal 2004, an increase of $31.7 million, or 11.4%. This increase was significantly influenced by exchange rate fluctuations, most notably in our European and Canadian markets, where local currency sales gains of 6.4% and 2.3%, respectively, translated into gains of 8.5% and 14.1%, respectively, in U.S. Dollars. Local currency sales gains in our Canadian market were driven by a 4.1% increase in average unit selling price resulting from price increases implemented in response to increased material costs and the successful introduction of our UniCased product line, partially offset by a 1.7% decrease in volume. Sales gains in the European market were primarily attributable to a 6.7% increase in volume, partially offset by a 0.3% decline in average unit selling price.

        Cost of Goods Sold.    Cost of goods sold for fiscal 2005, as a percentage of net sales, decreased 0.6 percentage points to 55.7%. Cost of goods sold for the domestic business, as a percentage of net sales, decreased 0.8 percentage points to 53.7%. This decrease (as a percentage of net sales) is due primarily to the increase in average unit selling price as discussed above and improved operating efficiencies, partially offset by increased material costs. On a per unit basis, material costs increased 15.1% relative to fiscal 2004 due primarily to increased steel and foam product costs as well as changes in the sales mix toward higher price-point products. Variable conversion costs, however, decreased 8.4% per unit, primarily due to increased manufacturing efficiency, lower health insurance costs, and lower product return costs. Warranty costs decreased approximately $4.4 million compared to the year ended November 28, 2004. Included in the fiscal 2004 provision is $2.7 million resulting from a change in estimate of the portion of product returns attributable to warranties and $1.1 million of other reserve adjustments associated with fiscal 2003. Excluding the effects of these changes, the provision decreased

$0.6 million. This decrease is primarily due to improved quality control over the manufacturing processes which we believe will result in declining rates of future returns of products sold in fiscal 2005. This decrease is partially offset by a $0.8 million increase in the provision reflecting a change in estimate resulting from an increase in the average age of product returns, partially offset by an increase in the recoverable salvage value included in the warranty estimate. Cost of goods sold for the international business, as a percentage of net sales, was unchanged from fiscal 2004 at 63.1%. Higher material costs were substantially offset by increased average unit selling prices in Canada and improved product mix in Argentina.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased $25.3 million to $456.2 million for fiscal 2005 compared to $430.9 million for fiscal 2004. As a percentage of net sales, selling, general, and administrative expenses were 31.0% and 32.8% for the years ended November 27, 2005 and November 28, 2004. Contributing to the 1.8 percentage point decline was a $4.0 million net gain over fiscal 2004 related to foreign currency forward contracts, and $2.2 million of gains during fiscal 2005 on the disposal of assets held for sale. Advertising and promotional costs were also down 0.4 percentage points as a percent of sales. In addition, fiscal 2004 included a $4.0 million one time management bonus paid to the holders of Sealy Corporation's stock options in lieu of the cash dividend which was paid to stockholders in association with our parent company's issuance of additional debt and equity in July of 2004.

        Recapitalization Expense.    We incurred approximately $133.1 million of recapitalization expenses in the year ended November 28, 2004 in connection with our merger with affiliates of Kohlberg Kravis Roberts & Co., L.P., completed April 6, 2004 (see Note 2 to our Consolidated Financial Statements (Part II, Item 8 included herein)).

        Plant/Business Closure and Restructuring Charges.    Charges of $0.6 million were incurred in 2004 related to the closure of our Randolph, Massachusetts manufacturing facility. Such charges consist primarily of employee severance and retention payments. The land and building were sold during the first quarter of fiscal 2005, which resulted in a gain of approximately $0.2 million included in selling, general and administrative expenses. We do not expect to incur any additional charges related to this plant closure.

        Royalty Income, net of royalty expense.    Royalty income, net of royalty expense, for fiscal 2005 decreased $0.9 million from fiscal 2004, primarily due to higher royalty expense under the Pirelli licensing arrangement at our European subsidiary, where latex bedding is manufactured and sold under the Pirelli brand.

        Interest Expense.    Our interest expense in fiscal 2005 increased $1.6 million over fiscal 2004 primarily due to $2.4 million of accelerated amortization of deferred debt costs due to pre-payment of debt in fiscal 2005 versus $1.2 million of such additional amortization incurred in fiscal 2004, and higher average debt levels resulting from the April 6, 2004 recapitalization as well as higher rates on the variable portion of our floating rate debt, partially offset by lower fixed interest rates. Our weighted average borrowing cost during fiscal 2005 was approximately 7.5% compared to approximately 7.6% for 2004. See also Note 2 to our Consolidated Financial Statements (Part II, Item 8 included herein) related to the recapitalization and its effects on our debt structure, as well as Note 6 to our Consolidated Financial Statements.

        Income Tax.    Our effective tax rate for fiscal 2005 and fiscal 2004 was 43.8% and 18.3%, respectively. Our effective income tax rate generally differs from the federal statutory rate due to the effects of certain foreign tax rate differentials and state and local income taxes. For fiscal 2005, the rate was significantly increased due to the provision of approximately $7.7 million of income taxes on foreign earnings repatriated to the United States during fiscal 2005 (see Note 11 to our Consolidated Financial Statements (Part II, Item 8 included herein)). In fiscal 2004, the rate was affected by certain non-deductible expenses associated with the recapitalization.

  Year Ended November 28, 2004 Compared With Year Ended November 30, 2003

        Net Sales.    Our total net sales for the year ended November 28, 2004 increased $124.1 million, or 10.4% from the year ended November 30, 2003. The domestic sales increase of $85.4 million, or 9.0%, from fiscal 2003 was attributable to a 1.6% increase in volume, which contributed approximately $15.2 million of the sales increase, and a 7.3% increase in average unit selling price. The increase in average unit selling price is due primarily to price increases announced in May 2004 to offset the effects of rising steel costs, accounting for approximately $32.0 million of the sales increase, and an improved sales mix from our new UniCased Posturepedic and TripLCased Stearns & Foster lines, approximately $34.1 million of the increase. Also, net sales for fiscal 2003 were reduced by the effects of price roll-backs on existing products in conjunction with the roll-out of our new product lines, an impact of approximately $5.4 million. Our total international sales increased $38.7 million, or 16.2%, over fiscal 2003. Sales improvements were further increased by favorable exchange rate fluctuations, most notably in our European and Canadian markets, where local currency sales gains of 7.2% and 19.2%, respectively, translated in to gains of 14.1% and 24.5%, respectively, in US dollars. Local currency gains in our Canadian market were driven by a 7.3% increase in average unit selling price resulting from the successful introduction of our UniCased product line, combined with an 11% increase in volume primarily attributable to market share gains with national retail accounts. Sales gains in the European market were primarily attributable to increased volume. Elsewhere, sales gains in our South American markets were slightly offset by continued weakness in Mexico.

        Cost of Goods Sold.    Our cost of goods sold for year ended November 28, 2004, as a percentage of net sales, decreased 2.1 percentage points compared to fiscal 2003. Cost of goods sold for our domestic business, as a percentage of net sales, decreased 2.7 percentage points. This decrease (as a percentage of net sales) is due primarily to the increase in average unit selling price as discussed above, partially offset by increased material costs. On a per unit basis, material costs increased 2.8% relative to fiscal 2003 due primarily to increased steel costs partially offset by material cost savings associated with the new one-sided mattress construction. In addition, variable conversion costs increased 0.5 percentage points primarily due to higher product return costs, partially offset by increased manufacturing efficiency. Product return costs associated with warranties increased $8.3 million in fiscal 2004 over fiscal 2003. This increase includes approximately $2.7 million resulting in a change in estimate of the portion of product returns attributable to warranties, $0.7 million due to a change in estimate related to the average age of warranty returns and $1.1 million of other reserve adjustments associated with 2003. Excluding the effects of these items, our warranty provision increased approximately $2.7 million over fiscal 2003 largely due to overall sales volume increases and increased sales of higher price-point products. In addition, the portion of our sales sold to our largest customers continues to increase. These customers typically purchase more of our higher end products. Our products, and we believe those of our competitors, with higher average unit selling prices are typically returned more frequently as retailers and end-user consumers have a higher expectation of quality standards for such products. While we did experience a slight increase in warranty returns during the transition from two-sided to one-sided mattresses, such increase was not material to warranty claim trends. In addition, we have not experienced a measurable increase in warranty claims as a result of the recent introduction of our visco-elastic product line. Although we anticipate that the future growth trend of the warranty reserve and related warranty expense will be consistent with our overall sales growth trend, should our sales mix of higher-end products increase this could result in increased warranty provisions. The warranty reserve could also be impacted by the introduction of new products. Recent product launches have not resulted in a significant change in the warranty trend. Fixed manufacturing costs increased 6.3% per unit primarily driven by increased incentive compensation, higher rent costs associated with our new Albany facility and higher supervisory costs. Cost of goods sold for our international business, as a percentage of net sales, decreased 0.2 percentage points. This decrease is primarily due to increased manufacturing efficiency in Canada associated with the new product lines and better product mix in Brazil and Argentina, partially offset by higher material costs in the European market.

        Selling, General, and Administrative.    Selling, general, and administrative expenses increased $32.5 million compared to the year ended November 30, 2003. As a percentage of net sales, selling, general, and administrative expenses decreased by 0.7 percentage points. Selling, general, and administrative expenses for fiscal 2004 include a $4.0 million one time management bonus paid to the holders of Sealy Corporation's stock options in lieu of the cash dividend which was paid to stockholders in association with our parent company's issuance of additional debt and equity in July of 2004 (see Note 18 to our Consolidated Financial Statements (Part II, Item 8 included herein)). Other increases include: $4.6 million (0.4% of net sales) higher incentive compensation over 2003 for our selling and administrative personnel resulting from improved performance against budgeted targets and approximately $2.5 million (0.2% of net sales) for higher incremental consulting fees associated with a new product development process and Sarbanes-Oxley compliance. These increases were offset in part by certain decreases which include: promotional, co-op advertising and national advertising, which as a percentage of net sales declined 0.8 percentage points from 2003, and bad debt expense, which declined to 0.2% of net sales in 2004 from 0.4% in 2003.

        Recapitalization Expense.    We incurred approximately $133.1 million of recapitalization expenses in the year ended November 28, 2004 in connection with our merger with affiliates of Kohlberg Kravis Roberts & Co., L.P., completed April 6, 2004 (see Note 2 to our Consolidated Financial Statements (Part II, Item 8 included herein)).

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

        Interest Expense.    Our interest expense in 2004 increased $1.4 million over 2003. Lower effective interest rates on our new debt largely offset the effect of the increased debt levels resulting from our recapitalization. Our weighted average borrowing cost during 2004 was approximately 7.6% compared to approximately 9.1% for 2003. We also incurred a $1.2 million charge to write off a portion of the previously capitalized debt issuance costs associated with the senior secured term loan due to unscheduled debt paydowns. See also Note 2 to our Consolidated Financial Statements (Part II, Item 8 included herein) related to the recapitalization and its effects on our debt structure, as well as Note 6 to our Consolidated Financial Statements (Part II, Item 8 included herein).

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

    Liquidity and Capital Resources

  Principal Sources of Funds

        Our principal sources of funds are cash flows from operations and borrowings under our senior secured revolving credit facility. Our principal use of funds consists of operating expenditures, payments of principal and interest on our senior credit agreements, capital expenditures and interest payments on our outstanding senior subordinated notes. Capital expenditures totaled $29.4 million for the year ended November 27, 2005. We expect total 2006 capital expenditures to be approximately $53 million, including approximately $20.5 million for additional production capacity in the United States and Europe. We believe that annual capital expenditure limitations in our current debt agreements will not prevent us from meeting our ongoing capital needs. Our introductions of new products typically require us to make initial cash investments in inventory, promotional supplies and employee training which may not be immediately recovered through new product sales. However, we believe that we have sufficient liquidity to absorb such expenditures related to new products and that these expenses will not have a significant adverse impact on our operating cash flow. At November 27, 2005, we had approximately $74.1 million available under our revolving credit facility after taking into account letters of credit issued totaling $32.1 million. Our weighted average borrowing cost was 7.5% and 7.6% for the years ended November 27, 2005 and November 28, 2004, respectively. The decline in our borrowing cost was due to lower rates on our new debt as compared with that retired in the April 2004 recapitalization and amendments to our senior credit facilities, partially offset by increases in the variable component of our floating rate debt and higher amortization of debt issuance costs arising from unscheduled prepayments of our senior secured term debt.

  Debt

        As part of the April 2004 recapitalization we incurred substantial debt, including new senior credit facilities consisting of a $125 million senior secured revolving credit facility with a six-year maturity, and a $560 million senior secured term loan facility with an eight-year maturity. We also borrowed $100 million under a senior unsecured term loan, due in 2013, and issued $390 million aggregate principal amount of new Senior Subordinated Notes due 2014. Since the recapitalization and through November 27, 2005, we have repaid $210.0 million of our senior secured term loan. By making such payments, we have effectively prepaid all principal payments due prior to the maturity of the loan in 2012. Most of the prepayments have been funded out of our operating cash flow, along with $18.8 million outstanding under our senior secured revolving credit facility at November 27, 2005. As of February 24, 2006, we have $15.4 million outstanding under our revolving credit facility.

        Borrowings under our new senior secured credit facilities bear interest at our choice of the Eurodollar rate or adjusted base rate ("ABR"), in each case, plus an applicable margin, subject to adjustment based on a pricing grid. Annually, we may be required to make principal prepayments equal to 25% of excess cash flow for the preceding fiscal year, as defined in our senior secured credit agreement. At November 27, 2005, there will be no such required prepayment due in the first quarter of fiscal 2006 due to the $120.0 million of voluntary prepayments made during the year ended November 27, 2005.

        On April 14, 2005, we amended our senior secured credit agreement to provide for an additional $100 million of senior secured term borrowings. The proceeds from the additional borrowings were used to repay the $100 million outstanding under our senior unsecured term loan, effectively reducing the interest rate on this amount of debt by 275 basis points. The amendment also reduced the applicable interest rate margin charged on our senior secured term loan, provided certain financial leverage ratio tests are met. This amendment, along with a prior amendment on August 6, 2004, reduced the applicable margin by a total of 50 basis points. In addition, this amendment provides us with greater flexibility to make dividend distributions to our parent, Sealy Corporation, or to repay certain subordinated debt, provided certain leverage ratio tests and other conditions are met. The terms and conditions of our $125 million senior revolving credit facility were unchanged by the amendment. In connection with the amendment, we incurred a charge of $6.2 million during the year ended November 27, 2005, including a non-cash charge of $3.3 million for the write-off of deferred finance charges primarily related to the senior unsecured term loan, $2.0 million of prepayment penalties related to the senior unsecured term loan, and $0.9 million of related fees and expenses.

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

        The outstanding Senior Subordinated Notes consist of $389.5 million aggregate principal amount maturing June 15, 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004. On September 29, 2004, we completed an exchange offer whereby all of the Senior Subordinated Notes were exchanged for publicly traded, registered securities with identical terms (other than certain terms relating to registration rights and certain interest rate provisions otherwise applicable to the original senior subordinated notes). We may also from time to time repurchase outstanding Senior Subordinated Notes on the open market for the purpose of retiring such notes. During the fourth quarter of fiscal 2005, we repurchased $0.5 million aggregate principal amount of the Senior Subordinated Notes at a price of 101.625%.

        Our European subsidiary expects to obtain additional financing of approximately $3.4 million related to capital expenditures of approximately $5.5 million in fiscal 2006 for an additional latex production line needed to fulfill the order requirements of a significant new customer.

        At November 27, 2005, we were in compliance with the covenants contained within our senior credit agreements and note indenture.

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

Cash Flow Analysis

        The following table summarizes our changes in cash:

	Year Ended November 27, 2005	Year Ended November 28, 2004*	Year Ended November 30, 2003
	(in millions)
Statement of Cash Flow Data:
Cash flows provided by (used in):
Operating activities	131.0	43.5	87.1
Investing activities	(19.4)	(7.4)	0.6
Financing activities	(97.6)	(116.1)	(14.7)
Effect of exchange rate changes on cash	(0.3)	1.7	0.7
Change in cash and cash equivalents	13.7	(78.3)	73.7
Cash and cash equivalents:
Beginning of period	22.8	101.1	27.4

End of period	36.5	22.8	101.1

*
2004 data includes the following amounts associated with the merger and recapitalization: Cash flows provided by (used in): Operating activities $(90.9) million; Investing activities $13.6 million; Financing activities $(35.6) million. See also note 2 to our Consolidated Financial Statements (Part II, Item 8 included herein)

Year Ended November 27, 2005 Compared With Year Ended November 28, 2004

        Cash Flows from Operating Activities.    Our cash flow from operations increased $87.5 million to $131.0 million for the year ended November 27, 2005 compared to $43.5 million for the year ended November 28, 2004. This improvement was primarily due to effects of the recapitalization on cash used in operating activities during the year ended November 28, 2004, which included approximately $90.9 million associated with recapitalization expenses, improved working capital management, and improved operating margins, partially offset by higher cash interest payments of approximately $13.8 million over fiscal 2004, and higher tax payments of approximately $34.2 million over fiscal 2004.

        Cash Flows from Investing Activities.    Our cash flows used in investing activities increased approximately $12.0 million to a net use of $19.4 million for the year ended November 27, 2005, compared with a net use of $7.4 million for the year ended November 28, 2004. Cash flows related to investment in property, plant and equipment included purchases and disposal proceeds of $29.4 million and $10.0 million, respectively, for the year ended November 27, 2005, and $22.8 million and $1.8 million, respectively, for the year ended November 28, 2004. Disposal proceeds in fiscal 2005 primarily resulted from the sales of our Randolph, Massachusetts, Lake Wales, Florida, and Memphis, Tennessee plants, all of which were classified as assets held for sale on our balance sheet at November 28, 2004. Cash flows provided by investing activities during the 2004 period included $13.6 million of proceeds from the sale of a note receivable from an affiliate in connection with the recapitalization.

        Cash Flows from Financing Activities.    Our cash flow used in financing activities for the year ended November 27, 2005 decreased $18.5 million from the year ended November 28, 2004. In fiscal 2005, cash used for financing activities included $120.0 million in voluntary prepayments of our senior secured term debt, offset by $13.2 million of net borrowings under our revolving credit facility and $7.6 million of other borrowings, mostly by our European subsidiary. Net cash used for fiscal 2004 financing activities was primarily the result of $35.6 million of debt issuance costs resulting from the recapitalization that were not funded with recapitalization proceeds, plus the voluntary prepayment of $90.0 million of our senior secured term debt during the second half of the year, partially offset by borrowings under our revolving credit facility.

Year Ended November 28, 2004 Compared With Year Ended November 30, 2003

        Cash Flows from Operating Activities.    Our cash flow from operations decreased $43.6 million to $43.5 for the year ended November 28, 2004, compared to $87.1 million for the year ended November 30, 2003, primarily due to $90.9 million of cash expenses associated with the recapitalization. Contributing to the improvement before the effect of the recapitalization were higher operating margins, and improved working capital management. These improvements were partially offset by higher interest payments in the first six months of 2004, due in part to the payoff of debt in connection with the recapitalization, and also to the prepayment of interest late in the 2002 fiscal year, thus lowering cash interest payments which otherwise would have been made in fiscal 2003.

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

        Our ability to make scheduled payments of principal, or to pay the interest or liquidated damages, if any, on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the senior credit agreement, will be adequate to meet the future liquidity needs throughout 2006. We will make regularly scheduled principal payments of approximately $12.8 million in 2006, most of which is for debt owed by our international subsidiaries. However, as we continually evaluate our ability to make additional prepayments as permitted under our senior credit agreements, it is possible that we will make substantial prepayments on our senior debt in 2006. There can be no assurance that we will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the senior credit agreements in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. In addition, there can be no assurance that we will be able to affect any future refinancing of our debt on commercially reasonable terms or at all.

    Debt Covenants

        Our new long-term obligations contain various financial tests and covenants. Our senior secured credit facilities require us to meet a minimum interest coverage ratio and a maximum leverage ratio. The indenture governing our senior subordinated notes also requires us to meet a fixed charge coverage ratio in order to incur additional indebtedness, subject to certain exceptions. We are currently in compliance with all debt covenants. The specific covenants and related definitions can be found in the applicable debt agreements, each of which we have previously filed with the Securities and Exchange Commission.

        Certain covenants contained in the senior secured credit facilities and senior subordinated notes are based on what we refer to herein as "Adjusted EBITDA." In those agreements, EBITDA is defined as net income plus interest, taxes, depreciation and amortization and Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance as discussed above. Adjusted EBITDA is presented herein as it is a material component of these covenants. For instance, the indenture governing the senior subordinated notes and the agreement governing our senior secured credit facilities each contain financial covenant ratios, specifically leverage and interest coverage ratios, that are calculated by reference to Adjusted EBITDA. Non-compliance with the financial ratio maintenance covenants contained in our senior secured credit facilities could result in the requirement to immediately repay all amounts outstanding under such facilities, while non-compliance with the debt incurrence ratios contained in the indenture governing the senior subordinated notes would prohibit us and our subsidiaries from being able to incur additional indebtedness other than pursuant to specified exceptions. In addition, under the restricted payment covenants contained in the indenture governing the senior subordinated notes, our ability to pay dividends is restricted by formula based on the amount of Adjusted EBITDA. While the determination of "unusual items" is subject to interpretation and requires judgment, we believe the adjustments listed below are in accordance with the covenants discussed above.

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

        The following table sets forth a reconciliation of net income to EBITDA and EBITDA to Adjusted EBITDA:

	Fiscal Year Ended
	November 27, 2005	November 28, 2004
Net Income (loss)	$73.7	$(38.3)
Interest cost	71.6	69.9
Income taxes	57.4	(8.5)
Depreciation and amortization	21.9	25.4

EBITDA	224.6	48.5
Recapitalization expenses	—	133.1
Management fees to KKR	2.1	1.4
Unusual and nonrecurring losses:
Post-closing residual plant costs	0.4	5.7
Bank refinancing charge	6.3	—
Bonus to option holders related to parent company financing transaction	—	4.0
Other (various)	(0.3)	7.3

Adjusted EBITDA	$233.1	$200.0

    Off-Balance Sheet Arrangements

        We occupy premises and utilize equipment under operating leases that expire at various dates through 2033. In accordance with generally accepted accounting principles, the obligations under those leases are not recorded on our balance sheet. Many of these leases provide for payment of certain expenses and contain renewal and purchase options. During the fiscal years ended November 27, 2005, November 28, 2004 and November 30, 2003 we recognized expenses of $19.0 million, $18.1 million, and $16.3 million, respectively.

        We are involved in a joint venture to develop markets for Sealy brand products in Asia. The joint venture is not considered to be a variable interest entity and is therefore not consolidated for financial statement purposes. We account for our interest in the joint venture under the equity method, and our net investment of $1.1 million is recorded in our balance sheet at November 27, 2005. We believe that any possible commitments arising from this joint venture will not be significant to our consolidated financial position or results of operations.

    Contractual Obligations and Commercial Commitments

        As previously discussed, our debt at November 27, 2005 consists of $18.8 million outstanding under a $125 million senior secured revolving credit facility with a six-year maturity, $450.0 million outstanding under a senior secured term loan facility with an eight-year maturity, $389.5 million outstanding aggregate principal amount of senior subordinated notes due 2014, and an additional $17.7 million of other obligations, most of which is owed by our international subsidiaries.

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

        Significant judgment is required in evaluating our federal, state and foreign tax positions and in the determination of our tax provision. Despite our belief that our tax return positions are fully supportable, we have established reserves where we believe that certain tax positions are likely to be challenged and we may not fully prevail in overcoming these challenges. Because we are not currently undergoing examinations of any of our corporate income tax returns by tax authorities, we believe that it is unlikely that an audit could be initiated which would result in assessment and payment of taxes related to these positions during 2006. We also cannot predict when or if any other future tax payments related to these tax positions may occur.

        The Company's contractual obligations and other commercial commitments as of November 27, 2005 are summarized below (in thousands):

Contractual Obligations	2006	2007	2008	2009	2010	After 2011	Total Obligations
Principal Maturities of Long-Term Debt	$12,769	$1,093	$937	$620	$19,439	$841,120	$875,978
Projected Interest on Long-Term Debt(1)	60,365	59,626	59,611	59,590	58,869	148,921	446,982
Projected Cash Flows from Derivatives(2)	1,068	(1,322)	(354)		—	—	(608)
Operating Leases(3)	9,203	9,065	5,966	4,354	3,753	14,952	47,293
Purchase commitments related to capital expenditures(4)	3,485	—	—	—	—	—	3,485

Total	$86,890	$68,462	$66,160	$64,564	$82,061	$1,004,993	$1,373,130

Other Commercial Commitments	2006	2007	2008	2009	2010	After 2011	Total Commitments
Standby Letters of Credit(5)	$32,140	—	—	—	—	—	$32,140

(1)
$269 million of our outstanding debt at November 27, 2005 is subject to floating interest rates. Interest payments are projected based on rates in effect at November 27, 2005 assuming no variable rate fluctuations going forward.

(2)
Net cash payments (receipts) on our hedging instruments consist of the projected net settlements of our interest rate swaps as of November 27, 2005 based on the projected interest rates used to value the swaps on that date. Also included are projected net payments to settle foreign currency forward purchase contracts of $0.3 million, based upon the fair value settlement position of those contracts at November 27, 2005.

(3)
Obligations under operating leases include only projected payments under current lease terms, excluding renewal options and assuming no exercise of any purchase options.

(4)
We have made firm purchase commitments of approximately $3.5 million (3.0 million Euro) as of November 27, 2005 related to the installation of a second latex production line at our European subsidiary.

(5)
We issue letters of credit in the ordinary course of business primarily to back our various obligations under workers compensation and other insurance programs, environmental liabilities, and open positions on certain of our derivative instruments. These obligations will renew automatically on an annual basis unless cancelled per our instructions.

        As discussed in Note 12 to our Consolidated Financial Statements (Part II, Item 8 herein), we have a $4.8 million long-term obligation arising from an under funded pension plan. Future minimum pension funding requirements are not included in the schedule above as they are not available for all periods presented. During 2006, we estimate that we will make approximately $2.1 million in contributions to the plan. In 2005, we contributed $0.9 million into the plan.

        We have an obligation to repurchase equity securities of Sealy Corporation from certain of our executives upon their retirement. The value of the obligation is determined based on a formulated estimate of Sealy Corporation's book value per share. Future payments associated with this obligation are not included in the schedule above as their timing and amount is contingent upon when the executives retire and the number of underlying shares owned by the executives at that time. At November 27, 2005, we have a noncurrent liability on our balance sheet of $3.2 million for this obligation.

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

    Impact of Recently Issued Accounting Pronouncements

        In November of 2004, the Financial Accounting Standards Board ("FASB") issued FAS 151, "Inventory Costs, an amendment of ARB No. 43 Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We will adopt this statement as of the beginning of fiscal 2006, and do not expect it to have a material impact on our financial position or results of operations.

        In December 2004, the FASB issued FAS 123 (Revised), "Share-Based Payment" ("FAS 123R") which replaces FAS 123 and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). This statement requires compensation costs relating to share-based payment transactions to be recognized in financial statements based upon the fair value of the award. FAS 123R eliminates the option to account for the cost of stock-based compensation using the intrinsic value method as allowed under APB 25. We adopted the provisions of FAS 123R as of August 29, 2005, the first day of the fourth quarter of fiscal 2005. There was no material impact on financial position or results of operations with regard to existing option awards outstanding on the date of adoption. We will recognize compensation expense if and when new awards are granted, in accordance with the standard.

        In December 2004, the FASB issued FAS 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29" which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement became effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement has had no impact on the our financial position or results of operations.

        In May 2005, the FASB issued FAS 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition guidance specific to any newly adopted pronouncement. This statement also addresses the reporting of the correction of an error in previously issued financial statements, which requires similar retrospective adjustment. Changes in accounting estimates continue to be reported in the period of the change and any future periods affected. This statement will become effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We will adopt this statement as of the beginning of fiscal 2007.

        In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143" ("FIN 47"). This interpretation clarifies the term "conditional asset retirement obligation" as used in FAS 143 and provides additional guidance on the timing and method for the recognition and measurement of such conditional obligations. FIN 47 becomes effective for fiscal years ending after December 15, 2005. We will adopt FIN 47 as of the beginning of fiscal 2006 and we are still assessing the potential impact of adoption.

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

    Fiscal Year

        We use a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 27, 2005, November 28, 2004 and November 30, 2003 were all 52-week years.

    Forward Looking Statements

        "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words "believes," "anticipates," "expects," "intends," "projects" and similar expressions are used to identify forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to future financial and operation results. Any forward-looking statements contained in this report represent our management's current expectations, based on present information and current assumptions, and are thus prospective and subject to risks and uncertainties which could cause actual results to differ materially from those expressed in such forward-looking statements. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to:

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

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, we have instituted a forecasted cash flow hedging program. We hedge portions of our purchases denominated in foreign currencies with forward and option contracts. At November 27, 2005, the Company had forward contracts to sell a total of 12.0 million Canadian dollars with expiration dates ranging from December 15, 2005 through November 15, 2006. At November 27, 2005, the fair value of the Company's net obligation under the forward contracts was $0.3 million. We generally do not designate our foreign currency hedges for accounting purposes, therefore all changes in fair value are charged to earnings.

  Interest Rate Risk

        As more fully discussed in Note 9 to our Consolidated Financial Statements (Part II, Item 8 included herein), we had entered into two interest rate swap agreements associated with debt existing prior to the recapitalization. Although the related debt was repaid in connection with the recapitalization, the related swaps remain in effect and are scheduled to expire in December 2006. Because the first swap converted a portion of our floating rate debt to a fixed rate and a subsequent swap effectively re-established a floating rate on the same debt, the effect of the two instruments on both cash flows and earnings is largely off-setting. The combined fair value carrying amount of these swap instruments at November 27, 2005 and November 28, 2004 was a net obligation of $1.9 and $4.3 million, respectively.

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

        On June 3, 2004, we entered into an interest rate swap agreement effective July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of our outstanding balance under the senior secured term loan through November 2005, declining to $150 million through November 2007. The fair value of this swap instrument at November 27, 2005 was an asset of $2.8 million.

        Based on the unhedged portion our variable rate debt outstanding at November 27, 2005, a 12.5 basis point increase or decrease in variable interest rates would have an approximately $0.3 million dollar impact on our annual interest expense.

  Commodity Price Risks

        The cost of our steel innerspring and our polyurethane foam and polyethylene component parts are impacted by volatility in the price of steel and petroleum. We expect the cost of the components to remain elevated above their recent historical averages throughout 2006. Thus far, we have been able to successfully address these cost pressures through a price increase announced in May of 2004 and November of 2005, and through cost reduction efforts. We do not engage in commodity hedging programs.

Item 8.    Financial Statements and Supplementary Data

SEALY MATTRESS CORPORATION

Consolidated Financial Statements

November 27, 2005 and November 28, 2004
(With Independent Registered Public Accounting Firms' Reports Thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sealy Mattress Corporation:

        We have audited the accompanying consolidated balance sheets of Sealy Mattress Corporation and subsidiaries (the "Company") as of November 27, 2005 and November 28, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The financial statements and financial statement schedule of Sealy Corporation for the year ended November 30, 2003, were audited by other auditors whose report, dated February 10, 2004, expressed an unqualified opinion on those financials statements and financial statement schedule and included an explanatory paragraph that described the adoption of the provisions of Statement of Financial Accounting Standards No. 142 effective the beginning of the year ended December 1, 2002.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sealy Mattress Corporation and subsidiaries as of November 27, 2005 and November 28, 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Charlotte, North Carolina
February 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
    Stockholders of Sealy Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15 present fairly, in all material respects, the financial position of Sealy Corporation and its subsidiaries (the "Company") at November 30, 2003 and the results of their operations and their cash flows for each of the two years in the period ended November 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 5 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142 effective the beginning of the year ended December 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Greensboro, North Carolina
February 10, 2004

SEALY MATTRESS CORPORATION

Consolidated Balance Sheets

(in thousands, except share amounts)

	November 27, 2005	November 28, 2004
ASSETS
Current assets:
Cash and cash equivalents	$36,554	$22,779
Accounts receivable (net of allowance for doubtful accounts, discounts and returns, 2005—$20,409; 2004—$14,776)	175,414	172,829
Inventories	60,141	51,923
Assets held for sale	1,405	8,983
Prepaid expenses and other current assets	12,372	18,713
Deferred income taxes	16,555	23,898

	302,441	299,125

Property, plant and equipment—at cost:
Land	11,671	11,887
Buildings and improvements	89,140	86,125
Machinery and equipment	218,898	203,678
Construction in progress	9,226	8,229

	328,935	309,919
Less accumulated depreciation	160,958	145,740

	167,977	164,179

Other assets:
Goodwill	384,646	387,508
Other intangibles—net of accumulated amortization (2005—$4,755; 2004—$4,658)	4,559	4,555
Debt issuance costs, net, and other assets	32,812	41,910

	422,017	433,973

Total Assets	$892,435	$897,277

See accompanying notes to consolidated financial statements.

SEALY MATTRESS CORPORATION

Consolidated Balance Sheets

(in thousands, except share amounts)

	November 27, 2005	November 28, 2004
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion-long-term obligations	$12,769	$8,542
Accounts payable	119,558	96,566
Accrued expenses:
Customer incentives and advertising	37,958	35,829
Compensation	44,138	37,142
Interest	18,414	27,366
Other	47,360	49,795

	280,197	255,240

Due to parent company	6,231	3,376
Long-term obligations, net of current portion	863,209	965,795
Other noncurrent liabilities	43,659	45,774
Deferred income taxes	12,356	10,835
Commitments and contingencies	—	—
Stockholders' deficit:
Common stock, $0.01 par value; Authorized 1,000 shares; Issued (2005—1,000; 2004—1,000)	—	—
Additional paid-in capital	458,620	458,620
Accumulated deficit	(774,475)	(848,158)
Accumulated other comprehensive income	2,638	5,795

	(313,217)	(383,743)

Total Liabilities and Stockholders' Deficit	$892,435	$897,277

See accompanying notes to consolidated financial statements.

SEALY MATTRESS CORPORATION

Consolidated Statements Of Operations

(in thousands)

	Year Ended
	November 27, 2005	November 28, 2004	November 30, 2003
Net sales—Non-affiliates	$1,469,574	$1,306,990	$1,157,887
Net sales—Affiliates	—	7,030	31,973

Total net sales	1,469,574	1,314,020	1,189,860

Cost and expenses:
Cost of goods sold—Non-affiliates	817,978	736,074	676,414
Cost of goods sold—Affiliates	—	4,035	18,693

Total cost of goods sold	817,978	740,109	695,107

Gross Profit	651,596	573,911	494,753
Selling, general and administrative (including provisions for bad debts $3,231, $3,149, and $5,047, respectively)	456,187	430,881	398,400
Recapitalization expense	—	133,134	—
Plant/Business closing and restructuring charges	—	624	1,825
Amortization of intangibles	566	1,208	1,103
Royalty income, net of royalty expense	(13,220)	(14,171)	(12,472)

Income from operations	208,063	22,235	105,897
Interest expense	71,563	69,928	68,525
Other (income) expense, net	5,353	(861)	907

Income (loss) before income taxes	131,147	(46,832)	36,465
Income tax expense (benefit)	57,464	(8,549)	18,196

Net income (loss)	$73,683	$(38,283)	$18,269

See accompanying notes to consolidated financial statements.

SEALY MATTRESS CORPORATION
Consolidated Statements of Stockholders' Deficit
(in thousands, except per share amounts)

		Class L		Class M		Class A		Class B
													Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)	Common Shares	Stock Amount	Common Shares	Stock Amount	Common Shares	Stock Amount	Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
Balance at December 1, 2002	$17,535	5,389	$15	5,630	$16	52,459	$150	49,034	$140	$146,140	$(219,766)	$(13,064)	$(29,371)	$(115,740)

Net income	18,269	—	—	—	—	—	—	—	—	—	18,269	—	—	18,269
Foreign currency translation adjustment	17,616	—	—	—	—	—	—	—	—	—	—	—	17,616	17,616
Excess of additional pension liability over unrecognized prior service cost	(1,711)	—	—	—	—	—	—	—	—	—	—	—	(1,711)	(1,711)
Amortization of dedesignated cash flow hedge	3,291	—	—	—	—	—	—	—	—	—	—	—	3,291	3,291
Write-off of dedesignated cash flow hedge	2,010	—	—	—	—	—	—	—	—		—	—	2,010	2,010
Exercise of stock options	—	—	—	—	—	856	3	—	—	100	—	—	—	103

Balance at November 30, 2003	$39,475	5,389	$15	5,630	$16	53,315	$153	49,034	$140	$146,240	$(201,497)	$(13,064)	$(8,165)	$(76,162)

Net loss	(38,283)	—	—	—	—	—	—	—	—	—	(38,283)	—	—	(38,283)
Foreign currency translation adjustment	11,388	—	—	—	—	—	—	—	—	—	—	—	11,388	11,388
Excess of additional pension liability over unrecognized prior service cost	(140)	—	—	—	—	—	—	—	—	—	—	—	(140)	(140)
Amortization of dedesignated cash flow hedge	595	—	—	—	—	—	—	—	—	—	—	—	595	595
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	—	—	(508)	—	(508)
Change in fair value of cash flow hedge	(626)	—	—	—	—	—	—	—	—	—	—	—	(626)	(626)
Exercise of stock options	—	—	—	—	—	3,981	2	—	—	570	—	—	—	572
Effects of recapitalization:
Stock compensation related to rollover of options	—	—	—	—	—	—	—	—	—	24,571	—	—	—	24,571
Treasury stock repurchase, including direct costs	—	(5,389)	(15)	(5,630)	(16)	(56,296)	(131)	(49,034)	(140)	(153,038)	(608,378)	13,572	—	(748,146)
Issuance of common stock	—	—	—	—	—	—	250	—	—	435,800	—	—	—	436,050
Write-off of dedesignated cash flow hedge	2,743	—	—	—	—	—	—	—		—	—	—	2,743	2,743
Change in aggregate par value of common stock due to change in reporting entity (Note 2)	—	—	—	—	—	—	(274)	—	—	274	—	—	—	—
Issuance of officers' equity put option	—	—	—	—	—	—	—	—	—	(2,496)	—	—	—	(2,496)
Cancellation of former officer's equity put option	—	—	—	—	—	—	—	—	—	6,699	—	—	—	6,699

Balance at November 28, 2004	$(24,323)	—	$—	—	$—	1,000	$—	—	$—	$458,620	$(848,158)	$—	$5,795	$(383,743)

Net income	73,683	—	—	—	—	—	—	—	—	—	73,683	—	—	73,683
Foreign currency translation adjustment	(4,921)	—	—	—	—	—	—	—	—	—	—	—	(4,921)	(4,921)
Excess of additional pension liability over unrecognized prior service cost	(475)	—	—	—	—	—	—	—	—	—	—	—	(475)	(475)
Change in fair value of cash flow hedge	2,239	—	—	—	—	—	—	—	—	—	—	—	2,239	2,239

Balance at November 27, 2005	$70,526	—	$—	—	$—	1,000	$—	—	$—	$458,620	$(774,475)	$—	$2,638	$(313,217)

See accompanying notes to consolidated financial statements.

SEALY MATTRESS CORPORATION

Consolidated Statements Of Cash Flows

(in thousands)

	Year Ended
	November 27, 2005	November 28, 2004	November 30, 2003
Cash flows from operating activities:
Net income (loss)	$73,683	$(38,283)	$18,269
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,873	25,367	24,902
Non-cash charges related to debt extinguishments	3,400	—	—
Impairment charges	—	—	1,825
Deferred income taxes	8,588	(16,231)	(718)
Non-cash interest expense:
Discount (premium) on Senior Subordinated Notes, net	—	(227)	15
Junior Subordinated Note	—	—	4,742
Amortization of debt issuance costs and other	4,094	3,376	4,814
Non-cash charges associated with recapitalization:
Stock based compensation	—	24,571	—
Write off of deferred debt charges	—	14,377	—
Other	—	3,279	—
Other, net	3,217	2,227	(3,134)
Changes in operating assets and liabilities:
Accounts receivable	(2,585)	(10,087)	5,753
Inventories	(8,218)	(2,510)	4,020
Prepaid expenses and other current assets	5,555	594	(2,332)
Accounts payable	22,992	11,088	16,388
Accrued expenses	1,112	19,754	7,761
Other liabilities	(2,664)	6,207	4,757

Net cash provided by operating activities	131,047	43,502	87,062

Cash flows from investing activities:
Purchase of property, plant and equipment	(29,354)	(22,773)	(13,291)
Cash received from affiliate notes and investments	—	13,573	13,611
Proceeds from sale of property, plant and equipment	9,979	1,768	257

Net cash provided by (used in) investing activities	(19,375)	(7,432)	577

Cash flows from financing activities:
Cash flows associated with financing of the recapitalization:
Proceeds from issuance of common stock	—	436,050	—
Treasury stock repurchase	—	(748,146)	—
Proceeds from issuance of new long-term obligations	—	1,050,000	—
Repayment of existing long-term debt	—	(737,128)	—
Debt issuance costs	—	(36,403)	—
Repayments of long-term obligations	(120,642)	(90,000)	—
Issuance of public notes	—	—	51,500
Repayments of long-term obligations	—	—	(62,237)
Net borrowings on revolving credit facilities	13,171	5,000	—
Other borrowings	7,624	1,953	1,098
Equity issuances	—	63	103
Other	2,249	2,552	(5,119)

Net cash used in financing activities	(97,598)	(116,059)	(14,655)

Effect of exchange rate changes on cash	(299)	1,668	673

Change in cash and cash equivalents	13,775	(78,321)	73,657
Cash and cash equivalents:
Beginning of period	22,779	101,100	27,443

End of period	$36,554	$22,779	$101,100

Supplemental disclosures:
Taxes paid (net of tax refunds $168, $2,292 and $512 in fiscal 2005, 2004 and 2003, respectively)	$40,683	$6,440	$22,382
Interest paid	$76,421	$62,635	$50,211

See accompanying notes to consolidated financial statements.

SEALY MATTRESS CORPORATION

Notes To Consolidated Financial Statements

Note 1:    Significant Accounting Policies

        Significant accounting policies used in the preparation of the consolidated financial statements are summarized below.

    Business

        Sealy Mattress Corporation (the "Company"), is engaged in the consumer products business and manufactures, distributes and sells conventional bedding products including mattresses and box springs, as well as specialty bedding products which include latex and visco elastic mattresses. The Company's products are manufactured in a number of countries in North and South America and Europe. Substantially all of the Company's trade accounts receivable are from retail businesses.

    Basis of Presentation

        On April 6, 2004, Sealy Corporation, owner of 100% of the Company's common stock, completed a merger with affiliates of Kohlberg Kravis Roberts & Co. L.P. ("KKR") whereby KKR acquired 92% of Sealy Corporation's capital stock. Certain of Sealy Corporation's previous stockholders, including affiliates of Bain Capital, LLC and others, retained an 8% interest in Sealy Corporation's stock. The merger was accounted for as a recapitalization. See Note 2 for further details on the recapitalization. Subsequent to the recapitalization, the Company received as contributed capital all of Sealy Corporation's 100% interest in Sealy Mattress Company. The Company also replaced Sealy Corporation as the parent-guarantor of the 8.25% Senior Subordinated Notes due 2014 issued by Sealy Mattress Company. Accordingly, the Company is now the reporting guarantor-parent company and as a result of being an entity under common control has reflected the operation of Sealy Corporation prior to April 6, 2004 in a manner similar to a pooling-of-interests. Additionally, all assets, liabilities, and stockholders' deficit of Sealy Corporation existing upon the completion of the recapitalization as of April 6, 2004 have been pushed down to and included with those of the Company as of November 27, 2005 and November 28, 2004. Therefore, all reported amounts as of and for the years ended November 27, 2005 and November 28, 2004 are comparable in all material respects to those for the prior periods presented herein except as to common stock and additional paid-in capital, which reflect the respective outstanding shares of the Company and Sealy Corporation. Subsequent to the recapitalization, none of the activity of Sealy Corporation has been included in the consolidated financial statements of the Company and its subsidiaries (see Note 19).

        All stock share amounts presented in the consolidated financial statements and in the notes thereto have been restated to reflect a 3.49 to one stock split which occurred in 2004.

    Proposed Initial Public Offering of Parent Company Stock

        On June 30, 2005, the Company's parent, Sealy Corporation, filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with a proposed initial public offering of its common stock. Sealy Corporation expects to file an amended S-1 with fiscal 2005 year end financial information. Should the offering be completed, the proceeds from any such offering are anticipated to be used, among other things, to redeem a portion of the Company's senior subordinated notes due in 2014 (see Note 6) and all of the Sealy Corporation's Senior subordinated PIK Notes due in 2015 (see Note 18). Through November 27, 2005, Sealy Corporation had incurred approximately $1.9 million of costs in connection with the offering, all of which are currently being funded by the Company (see Note 18).

    Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies. Intercompany transactions are eliminated. The equity method of accounting is used for joint ventures and investments in associated companies over which the Company has significant influence, but does not have effective control. Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The cost method of accounting is used for investments in which the Company has less than a 20% ownership interest, and the Company does not have the ability to exercise significant influence. These investments are carried at cost and are adjusted only for other-than-temporary declines in fair value. The carrying value of these investments is reported in other long-term assets. The Company's equity in the net income and losses of these investments is reported in other (income) expense, net. See Note 10, "Other (Income) Expense, net." The Company also periodically assesses whether it has any primary beneficial interests in any variable interest entity ("VIE") which would require consolidation of such entity in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." At November 27, 2005, the Company does not believe it is a primary beneficiary of a VIE or holds any significant interests or involvement in a VIE.

    Fiscal Year

        The Company uses a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The fiscal years ended November 27, 2005, November 28, 2004 and November 30, 2003 were 52-week years.

    Recently Issued Accounting Pronouncements

        In November of 2004, the Financial Accounting Standards Board ("FASB") issued FAS 151, "Inventory Costs, an amendment of ARB No. 43 Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as of the beginning of fiscal 2006, and does not expect it to have a material impact on its financial position or results of operations.

        In December 2004, the FASB issued FAS 123 (Revised), "Share-Based Payment" ("FAS 123R") which replaces FAS 123 and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). This statement requires compensation costs relating to share-based payment transactions to be recognized in financial statements based upon the fair value of the award. FAS 123R eliminates the option to account for the cost of stock-based compensation using the intrinsic value method as allowed under APB 25. The Company adopted the provisions of FAS 123R as of August 29, 2005, the first day of the fourth quarter of fiscal 2005. There was no material impact on financial position or results of operations with regard to existing option awards outstanding on the date of adoption. The Company will recognize compensation expense if and when new awards are granted, in accordance with the standard.

        In December 2004, the FASB issued FAS 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29" which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement became effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement has had no impact on the Company's financial position or results of operations.

        In May 2005, the FASB issued FAS 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition guidance specific to any newly adopted pronouncement. This statement also addresses the reporting of the correction of an error in previously issued financial statements, which requires similar retrospective adjustment. Changes in accounting estimates continue to be reported in the period of the change and any future periods affected. This statement will become effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company will adopt this statement as of the beginning of fiscal 2007.

        In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143" ("FIN 47"). This interpretation clarifies the term "conditional asset retirement obligation" as used in FAS 143 and provides additional guidance on the timing and method for the recognition and measurement of such conditional obligations. FIN 47 becomes effective for fiscal years ending after December 15, 2005. The Company will adopt FIN 47 as of the beginning of fiscal 2006 and is still assessing the potential impact of adoption.

    Revenue Recognition

        The Company recognizes revenue, when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed and determinable; and collectibility is reasonably assured. The recognition criteria are generally met when title and risk of loss have transferred from the Company to the buyer, which is generally upon delivery to the customer sites or as determined by legal requirements in foreign jurisdictions. At the time revenue is recognized, the Company provides for the estimated costs of warranties and reduces revenue for estimated returns and cash discounts. The Company also records reductions to revenue for customer incentive programs offered including volume discounts, promotional allowances, slotting fees and supply agreement amortization, in accordance with Emerging Issues Task Force Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product" ("EITF 01-09"). Accordingly, $76.7 million $64.1 million and $50.3 million, was recorded as a reduction of revenue for the years ended November 27, 2005, November 28, 2004, and November 30, 2003, respectively, associated with EITF 01-09.

    Product Delivery Costs

        Included in the Company's selling, general and administrative expenses in the consolidated statement of operations for fiscal years 2005, 2004 and 2003 were $73.1 million, $68.9 million and $61.9 million, respectively, in shipping and handling costs associated with the delivery of finished mattress products to its customers, including approximately $7.8 million, $7.0 million and $6.7 million, respectively, of costs associated with internal transfers between plant locations.

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

        The Company's accounts receivable arise from sales to numerous customers in a variety of markets, and geographies around the world. Receivables arising from these sales are generally not collateralized. The Company's customers include furniture stores, national mass merchandisers, specialty sleep shops, department stores, contract customers and other stores. The top five customers accounted for approximately 24.3%, 20.2% and 18.1% of the Company's net sales for the years ended November 27, 2005, November 28, 2004 and November 30, 2003, respectively, and no single customer accounted for over 10.0% of the Company's net sales in any of those years. The Company performs ongoing credit evaluations of its customers' financial conditions and maintains reserves for potential credit losses. Such losses, in the aggregate, have not materially exceeded management's expectations.

        The counterparties to the Company's foreign currency and interest rate swap agreements are major financial institutions. The Company has never experienced non-performance by any of its counterparties.

        The Company has been dependent upon a single supplier for certain key structural components of its UniCased® Posturepedic and TripLCased® Stearns & Foster lines of mattresses. Such components have been purchased under a four-year supply agreement, and are manufactured in accordance with a proprietary process exclusive to the supplier. As of November 27, 2005, the Company has satisfied its minimum purchase commitments under the supply agreement. The Company has been developing alternative sources of supply from which to acquire similar component parts which meet the functional requirements of the Company's products, and expects to have multiple suppliers for these components by the end of 2006. The Company purchases its other raw materials and certain components from a variety of vendors. The Company purchases approximately 52% of its Sealy and Stearns & Foster box spring parts from a single third-party source and manufactures the remainder of these parts. In order to reduce the risks of dependence on external supply sources and to enhance profitability, the Company has expanded its own internal component parts manufacturing capacity.

        Approximately 70% of the employees at the Company's 25 North American plants are represented by various labor unions with separate collective bargaining agreements. The Company's current collective bargaining agreements, which are typically three years in length, expire at various times beginning in fiscal 2006 through 2008. Of the employees covered by collective bargaining agreements, approximately 39% are under contracts expiring in fiscal 2006.

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

        During the fiscal year ended November 30, 2003, the Company recognized charges totaling $3.6 million related to changes in estimates underlying the accruals for compensated absences and the reserves for workers' compensation claims. All such charges related to plant labor and are therefore included in cost of goods sold for the period.

        See "Warranties" below regarding the effect of changes in estimates associated with the Company's reserve for product warranties.

    Reclassification

        Certain reclassifications have been made to the prior periods to conform to the 2005 presentation.

    Foreign Currency

        Subsidiaries located outside the U.S. use the local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of shareholders' deficit (accumulated other comprehensive income (loss)) and are not tax-effected since they relate to investments which are permanent in nature. At November 27, 2005 and November 28, 2004, accumulated foreign currency translation adjustments were $3.3 million and $8.3 million, respectively. Foreign currency transaction gains and losses are recognized in earnings at the time they occur. The Company recorded foreign currency transaction (gains) losses of $(2.4) million, $1.6 million and $0.9 million in fiscal 2005, 2004, and 2003 respectively.

    Cash and Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

    Checks Issued In Excess of Funds on Deposit

        The amounts of checks issued in excess of funds on deposit are reclassified to the appropriate liability accounts which had been relieved at the time the checks were drawn. Accordingly, accounts payable and accrued compensation expenses include reclassifications of outstanding checks in the amounts of $14.3 million and $1.5 million at November 27, 2005, and $9.9 million and $1.5 million at November 28, 2004, respectively. The change in the reclassified amount of checks issued in excess of funds on deposit is included in cash flows from operations in the statement of cash flows.

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

    Supply Agreements

        The Company from time to time enters into long-term supply agreements with its customers to sell its branded products to customers in exchange for minimum sales volume or a minimum percentage of the customer's sales or space on the retail floor. Such agreements generally cover a period of two to five years. In these long-term agreements, Sealy reserves the right to pass on its cost increases to its customers. Other costs such as transportation and warranty costs are factored into the wholesale price of the Company's products and passed on to the customer. Any initial cash outlay by the Company is capitalized and amortized as a reduction of sales over the life of the contract and is ratably recoverable upon contract termination. Such capitalized amounts are included in "Prepaid expenses and other current assets" and "Debt issuance costs, net, and other assets" in the Company's balance sheet.

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

    Deferred Debt Costs

        The Company capitalizes costs associated with the issuance of debt and amortizes them as additional interest expense over the lives of the debt. Upon the prepayment of the related debt, the Company will accelerate the recognition of an appropriate amount of the costs as interest expense. Additional interest expense arising from such prepayments during the fiscal years ended November 27, 2005 and November 28, 2004 was $2.4 million and $1.2 million, respectively. The Company has the following amounts recorded in Debt issuance costs, net, and other assets:

	November 27, 2005	November 28, 2004
	(in millions)
Gross cost	$29.6	$37.2
Accumulated amortization	(6.2)	(4.2)

Net deferred debt issuance costs	$23.4	$33.0

    Royalty Income

        The Company recognizes royalty income based on sales of Sealy, Stearns and Foster, and Bassett branded product by various licensees. The Company recognized gross royalty income of $16.0 million, $15.6 million and $13.7 million in fiscal 2005, 2004 and 2003, respectively. The Company also pays royalties to other entities for the use of their names on product produced by the Company. The Company recognized royalty expense of $2.8 million, $1.4 million and $1.2 million in fiscal 2005, 2004 and 2003, respectively.

    Income Taxes

        Income taxes are accounted for under the asset and liability method in accordance with SFAS 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized (See Note 11 for disclosure of amounts related to deferred taxes and associated valuation allowances).

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

    Advertising Costs

        The Company expenses all advertising costs as incurred. Advertising expenses, including cooperative advertising, for the years ended November 27, 2005, November 28, 2004 and November 30, 2003 amounted to $153.8 million, $142.3 million and $135.2 million, respectively.

    Warranties

        The Company's warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic, Stearns & Foster and Bassett bedding products and some other Sealy-branded products, and a 20-year warranty on its new TrueForm™ product line introduced late in the first quarter of fiscal 2005. The Company's policy is to accrue the estimated cost of warranty coverage at the time the sale is recorded. The change in the company's accrued warranty obligations for the years ending November 27, 2005 and November 28, 2004 was as follows:

	2005	2004
	(in thousands)
Accrued warranty obligations at beginning of year	$13,857	$9,135
Warranty claims(1)	(14,484)	(14,607)
Warranty provision(2)	14,948	19,329

Accrued warranty obligations at end of year	$14,321	$13,857

(1)
Warranty claims for the year ended November 27, 2005 include approximately $8.9 million for claims associated with products sold prior to November 28, 2004 that are still under warranty. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty cost in determining its estimate of future warranty obligations. Warranty claims and provisions shown above do not include estimated salvage recoveries that reduced cost of sales by $4.3 million and $3.7 million for the years ended November 27, 2005 and November 28, 2004, respectively.

(2)
The provision for the year ended November 27, 2005 includes approximately $0.4 million associated with a change of the sales agreement in the third quarter of fiscal 2005 with one of the Company's customers such that the customer is now allowed to return defective products. Previously, the customer received a discount in lieu of returning products. In addition, the warranty provision for the year ended November 27, 2005 includes an increase of $1.8 million related to the increase in average age and a decrease of $1.3 million related to increased recoverable salvage value included in the warranty obligation estimate. The warranty provision for the year ended November 28, 2004 includes approximately $2.7 million resulting from a change in estimate of the portion of product returns attributable to warranties, $0.7 million due to a change in estimate related to the average age of warranty returns, and $1.1 million of other reserve adjustments associated with 2003.

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

    Stock Options—Adoption of FAS 123(R)

        Effective August 29, 2005 (the beginning of the fourth quarter of fiscal 2005) the Company adopted the provisions of FAS No. 123 (revised 2004) "Share-Based Payment" (FAS 123(R)). Previously, as permitted by FAS No. 123, "Accounting for Stock-Based Compensation" (FAS 123), the Company accounted for its stock option and stock incentive plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and made no charges (except to the extent required by APB Opinion No. 25) against earnings with respect to options granted. Prior to the June 30, 2005 filing of a registration statement on Form S-1 by Sealy Corporation, the Company had been considered a nonpublic entity as defined by both FAS 123 and FAS 123(R), and had used the minimum value method of measuring equity share options for pro forma disclosure purposes. Accordingly, the Company is required to apply the provisions of FAS 123(R) prospectively to new awards and to awards modified, repurchased, or cancelled after the date of adoption. The Company shall continue to account for any portion of awards outstanding at August 29, 2005 using the provisions of APB 25 as previously permitted under FAS 123. In addition, the Company is required to discontinue pro forma disclosures previously required by FAS 123 for equity share options accounted for using the intrinsic value method of APB 25.

        The Company has neither issued nor modified any equity share option awards or other forms of share-based payment during the fourth quarter of fiscal 2005. Therefore, because of the Company's required method of adoption as described above, the adoption of FAS 123(R) has had no impact on the Company's financial condition or results of operations as of and for the year ended November 27, 2005.

        In November, 2005, the FASB issued Staff Position 123(R)-3 which provides an alternative short-cut method for determining the pool of available paid-in capital against which any future tax benefits or deficiencies arising from the exercise of options may be offset (the "APIC pool"). Companies have until the latter of one year following the adoption of FAS 123(R) or the effective date of FASB Staff Position 123(R)-3 (which was posted November 10, 2005) to make a one-time election of whether to use the short-cut approach. The Company is evaluating the alternative methods and will make its election no later than the fourth quarter of fiscal 2006.

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

        The Company entered into new senior credit facilities consisting of a $125 million senior secured revolving credit facility with a six-year maturity and a $560 million senior secured term loan facility with an eight-year maturity. In addition, the Company borrowed $100 million under a senior unsecured term loan due in nine years. The Company also issued $390 million aggregate principal amount of new Senior Subordinated Notes due in 2014. See Note 6 for a full description of the terms and conditions of the aforementioned debt incurred in the recapitalization. The Company incurred approximately $36.4 million of costs associated with establishing the new senior credit facilities, the senior unsecured term loan and the issuance of the new Senior Subordinated Notes. Such costs are included in the above total amount for estimated fees, expenses and other costs and will be amortized as interest expense over the term of the respective debt.

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

        The Company incurred approximately $78.2 million of other cash costs primarily associated with debt breakage costs, merger advisory fees, management retention bonuses and other costs, of which $70.6 million was charged to expense during the year, with the remaining $7.6 million of direct costs related to the repurchase of shares charged against additional paid-in capital. The Company also incurred non-cash charges of approximately $11.8 million primarily related to the write-off of previous debt issuance costs, and various other non-cash charges of approximately $5.1 million related to the recapitalization. Included in the amounts disclosed above are losses associated with the extinguishment of the previously existing debt totaling $32.2 million.

Note 3:    Share-Based Compensation

        All share-based payment plans described below relate to equity shares of Sealy Corporation, the parent company of Sealy Mattress Corporation. Such plans are disclosed herein because they are used as compensation for employees of Sealy Mattress Corporation and its subsidiaries, thus requiring expense associated with such plans to be recognized by Sealy Mattress Corporation.

Transition to Accounting for Share-Based Payments Under FAS 123(R)

        As previously discussed, the Company adopted the provisions of FAS No. 123(R) effective August 29, 2005, the beginning of the fourth quarter of fiscal 2005. Previously, the Company accounted for its stock option and stock incentive plans in accordance with APB 25 and made no charges (except to the extent required by APB Opinion No. 25) against earnings with respect to options granted. Prior to the June 30, 2005 filing of a registration statement on Form S-1 by Sealy Corporation, the Company had been considered a nonpublic entity as defined by both FAS 123 and FAS 123(R), and had used the minimum value method of measuring equity share options for pro forma disclosure purposes. Accordingly, the Company is required to apply the provisions of FAS 123(R) prospectively to new awards and to awards modified, repurchased, or cancelled after the date of adoption. The Company shall continue to account for any portion of awards outstanding at August 29, 2005 using the provisions of APB 25 as previously permitted under FAS 123. In addition, the Company is required to discontinue pro forma disclosures previously required by FAS 123 for equity share options accounted for using the intrinsic value method of APB 25.

Share-Based Payment Arrangements

        At November 27, 2005, the Company has four share-based compensation plans as described below. The compensation cost that has been charged against income for those plans, included in selling, general and administrative expenses for the years ended November 27, 2005, November 28, 2004 and November 30, 2003 was $1.1 million, $(0.1) million and $1.3 million, respectively. For the year ended November 28, 2004, $45.6 million of share-based compensation expense is included in recapitalization expense. The total income tax benefit recognized in the statements of operation for share-based compensation arrangements was $1.3 million, $17.4 million and $0.0 million for fiscal years 2005, 2004 and 2003, respectively. No share-based compensation cost has been capitalized and included in any assets in the accompanying balance sheets. Cash received from the exercise of share options under all plans during fiscal 2005, 2004 and 2003 was $0.2 million, $0.3 million, and $0.1 million, respectively, with tax benefits realized upon exercise during each fiscal year of $0.5 million, $8.6 million, and $0.0 million, respectively.

  1998 Plan

        Prior to the merger with KKR, all outstanding options were issued under the 1998 Stock Option Plan ("1998 Plan"). Options under the 1998 Plan were granted as Nonqualified Stock Options subject to the provisions of Section 83 of the Internal Revenue Code. The options vested either 20% on the first through fifth anniversary of the grant or 40% upon the second anniversary, and 20% on the third, fourth and fifth anniversary dates of the grant. On April 6, 2004, all outstanding options under the

1998 Plan, whether or not vested, other than certain options held by members of management that those members elected to rollover (the "Rollover Options"), were canceled and converted into a right to receive cash consideration upon the completion of the Merger. The Rollover Options, which had an aggregate initial intrinsic value of $24.6 million at the time of the Merger, represent options to purchase Class A common stock in Sealy Corporation and are fully vested. The expiration dates of the existing options converted to Rollover Options were uniformly extended to ten years from the date of the merger, thus resulting in a new measurement date and recognition of expense for the intrinsic value. Recapitalization expense in the accompanying Statement of Operations for the year ended November 28, 2004 includes $21.0 million to settle options not rolled over and $24.6 million for the intrinsic value of the Rollover Options. Unless modified subsequent to August 29, 2005, all Rollover Options which remain outstanding will continue to be accounted for using the intrinsic value method of APB 25 in accordance with the transition method described above. Because all options under the 1998 Plan are accounted for under the intrinsic value method with the minimum value method having been used for disclosure purposes in previously issued financial statements, no information is presented herein with regard to significant assumptions used for fair value estimation purposes or regarding weighted-average grant-date fair value. At November 27, 2005, there is no unrecognized compensation cost related to the 1998 Plan. A summary of option activity under the 1998 Plan as of November 27, 2005, and changes for the year then ended, is presented below:

	Shares Subject to Options	Weighted-Average Exercise Price Per Share
Outstanding November 28, 2004	6,318,560	$1.11
Exercised	(270,576)	0.67

Outstanding November 27, 2005 (all fully vested and exercisable)	6,047,984	$1.13

Weighted average remaining contractual term	8.4 years
Aggregate intrinsic value at November 27, 2005 (in thousands)	$43,418

  2004 Plan

        Sealy Corporation's Board of Directors adopted the 2004 Stock Option Plan for Key Employees of Sealy Corporation and its Subsidiaries ("2004 Plan") that provides for the grant of cash and cashless exercise stock options, stock appreciation rights and/or dividend equivalent rights to management and other key employees on terms and subject to conditions as established by the Human Resources Committee of Sealy Corporation's Board of Directors or certain of the committee's designees. Twenty million shares of Sealy Corporation's Class A common stock are available for grants under the plan. Options under the 2004 Plan are granted in part as "time options," which vest and become exercisable ratably on a monthly basis over the first five years following the date of grant, and granted in part as "performance options," which vest and become exercisable over the five fiscal years through fiscal year 2008 upon the achievement of certain EBITDA performance targets, and in any event by the eighth anniversary of the date of grant. As of November 27, 2005, approximately 5.2 million time options and 7.3 million performance options were issued and outstanding. The Company has met its cumulative EBITDA performance target as of November 27, 2005, thus the 2005 portion of the performance options became vested (approximately 39% of the total outstanding performance options are vested as of November 27, 2005). Unless modified subsequent to August 29, 2005, all options issued under the 2004 Plan which were outstanding at August 29, 2005 will continue to be accounted for using the intrinsic value method of APB 25. Options granted under the 2004 plan subsequent to that date will be accounted for using the fair value method under FAS 123(R). Because all options issued under the 2004 Plan through November 27, 2005 are accounted for under the intrinsic value method with the minimum value method having been used for disclosure purposes in previously issued financial statements, no information is presented herein with regard to significant assumptions used for fair value estimation purposes or regarding weighted-average grant-date fair value. At November 27, 2005, there is no unrecognized compensation cost related to non-vested shares under the 2004 Plan. A summary of option activity under the 2004 Plan as of November 27, 2005, and changes for the year then ended, is presented below:

	Shares Subject to Options	Weighted-Average Exercise Price Per Share
Outstanding November 28, 2004	11,973,088	$4.39
Granted	663,327	6.06
Exercised	(17,981)	4.43
Canceled	(119,521)	4.53

Outstanding November 27, 2005	12,498,913	$4.48

Weighted-average remaining contractual term	8.7 Years
Aggregate intrinsic value (in thousands)	$47,904

Exercisable at November 27, 2005	4,498,166
Weighted-average remaining contractual term	8.7 Years
Aggregate intrinsic value (in thousands)	$17,474

  Special Retiree Put Obligations

        Concurrent with the merger in 2004, three officers of the Company were given options to sell their shares of stock in Sealy Corporation back to the Company upon their retirement. The sales price per share is based on a formula which takes into account changes in the equity of Sealy Corporation since the merger and recapitalization, including, among other things, consolidated net income, additional capital contributions, and capital distributions. The Company recognized an initial retiree put obligation concurrent with the recapitalization of approximately $2.5 million to recognize the resulting obligation to repurchase Rollover Shares held by these officers. Subsequent changes in the calculated sales price per share, primarily resulting from the consolidated net income of Sealy Corporation and subsidiaries subsequent to the Recapitalization, a dividend distribution in July, 2004, and certain other equity transactions resulted in compensation expense of $0.7 million for the year ended November 27, 2005, and a credit to earnings of $0.1 million for the year ended November 28, 2004 included in selling, general and administrative expense. The balance of the retiree put obligation, included in other noncurrent liabilities, at November 27, 2005 and November 28, 2004, was $3.1 million and $2.4 million, respectively. The equity share options underlying the retiree put obligation include both Rollover Options and the vested portion of new options granted to these employees under the 2004 Plan. The Company's method of accounting for the retiree put obligation will not change as a result of its adoption of FAS 123(R).

  Directors' Deferred Stock Compensation

        Under the Sealy Corporation Directors' Deferred Compensation Plan, adopted as of the beginning of fiscal 2005, the members of the Board of Directors of Sealy Corporation may make an annual election to receive their fees in the form of equity share units in lieu of cash. The number of units received is determined based on the number of shares that could be purchased with the directors' fees at the current fair value of the shares. Directors will receive additional units for shares that could be purchased with future dividends, if any. Following a director's departure from the board, but no sooner than six months thereafter, the director may receive payment for the balance of the deferred compensation share units. The form of payment, whether in shares of stock or in cash equivalent to the fair value of the shares at the time of payment, is at the discretion of the Company. The Company accounts for share units issued under the Plan as equity awards. Sealy Mattress Corporation recognizes charges against earnings for the compensation expense associated with the Plan, while the corresponding credit to stockholders' deficit is passed to Sealy Corporation through the due to parent company account. During the year ended November 27, 2005, the Company recognized compensation expense of $0.4 million associated with the Plan, including adjustments to reflect changes in the fair value of the share credits issued prior to August 29, 2005. Share units issued following the adoption of FAS 123(R) will not be adjusted for subsequent changes in the fair value of the underlying stock, although units outstanding at the date of adoption will continue to be so adjusted. A summary of share unit activity under the Sealy Corporation Directors' Deferred Compensation Plan as of November 27, 2005, and changes for the year then ended, is presented below:

	Share Units	Weighted-Average Grant-Date Fair Value
Outstanding November 28, 2004	—	$—
Granted	48,204	6.22

Outstanding November 27, 2005 (all fully vested at grant date)	48,204	$6.22

  Other Stock Compensation

        A former obligation to repurchase certain Sealy Corporation equity securities held by a former officer at the estimated fair market value, subject to a maximum and minimum share value stated in the officer's agreement, resulted in a charge to earnings of $1.3 million during the year ended November 30, 2003 as a result of adjustments to revalue this obligation to reflect increases in the fair market value of the securities. The obligation reached its maximum value per share in 2003, therefore no expense was recorded in 2004 associated with this obligation. This obligation was subsequently discharged in connection with the recapitalization on April 6, 2004.

Note 4:    Inventories

        The components of inventory as of November 27, 2005 and November 28, 2004 were as follows:

	2005	2004
	(in thousands)
Raw materials	$32,336	$27,269
Work in process	18,945	16,626
Finished goods	8,860	8,028

	$60,141	$51,923

Note 5:    Goodwill and Other Intangible Assets

        In accordance with FAS 142, the Company reviews the carrying amounts of goodwill and certain other intangibles for impairment at least annually, or when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. Except for specific write-offs of goodwill associated with business closures, the Company has not recorded any impairment charges during fiscal 2005, 2004 or 2003.

        The changes in the carrying amount of goodwill for the years ended November 27, 2005 and November 28, 2004 are as follows:

	2005	2004
	(in thousands)
Balance at beginning of year	$387,508	$381,891
Increase (decrease) due to foreign currency translation	(2,862)	5,617

Balance at end of year	$384,646	$387,508

        Other intangibles as of November 27, 2005 and November 28, 2004 consisted of the following:

	2005	2004
	(in thousands)
Acquired licenses	$7,943	$8,021
Less accumulated amortization	(4,755)	(4,658)

Acquired licenses — net	3,188	3,363
Intangible pension asset for unamortized prior service costs (Note 12)	1,371	1,192

Total other intangibles	$4,559	$4,555

        Acquired licenses are amortized on the straight-line method over periods ranging from 5 to 15 years.

Note 6:    Long-Term Obligations

        Long-term debt as of November 27, 2005 and November 28, 2004 consisted of the following:

	November 27, 2005	November 28, 2004
	(in thousands)
Senior Revolving Credit Facility	$18,814	$5,000
Senior Secured Term Loan	450,000	470,000
Senior Unsecured Term Loan	—	100,000
Senior Subordinated Notes	389,500	390,000
Other	17,664	9,337

	875,978	974,337
Less current portion	12,769	8,542

	$863,209	$965,795

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

        As of November 27, 2005, there was $450 million outstanding under the senior secured term loan due in 2012 and $18.8 million outstanding under a $125 million revolving credit facility due in 2010. At November 27, 2005, the Company had approximately $74.1 million available under the revolving credit facility after taking into account letters of credit issued totaling $32.1 million. The Company will be permitted to incur up to an additional $100 million of senior secured term debt at the option of participating lenders, so long as no default or event of default under the new senior secured credit facilities has occurred or would occur after giving effect to such incurrence and certain other conditions are satisfied. The senior secured credit facilities are guaranteed by all of the Company's current and future domestic subsidiaries and are secured by substantially all of the assets of the Company and its current and future domestic subsidiaries by a first priority pledge of 100% of the capital stock of Sealy Mattress Company (the issuer of the debt and a wholly owned subsidiary of the Company through which all other subsidiaries are controlled), 100% of the capital stock of all other domestic subsidiaries, and a security interest in 65% of the capital stock of each direct foreign subsidiary of Sealy Mattress Company. The Company's ultimate parent, Sealy Corporation, is not a guarantor of these credit facilities. The senior credit facilities are governed by the Senior Credit Agreement which imposes certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. The Senior Credit Agreement also calls for the Company to maintain a maximum net leverage ratio and a minimum interest coverage ratio and imposes limitations on capital expenditures.

        Borrowings under the Company's new senior secured credit facilities bear interest at the Company's choice of the Eurodollar rate or adjusted base rate ("ABR"), in each case, plus an applicable margin (ABR plus 0.50% on the revolving credit facility and Eurodollar rate plus 1.75% on the term loan facility as of November 27, 2005), subject to adjustment based on a pricing grid. On June 3, 2004, the Company entered into an interest rate swap agreement effective July 6, 2004 effectively fixing the floating portion of the interest rate at 3.725% on $200 million of the outstanding balance under the senior secured term loan through November 2005, declining to $150 million through November 2007 (see also Note 9). To retain the designation of this swap as a hedging instrument, the Company must select the Eurodollar rate on the hedged portion of the senior secured term loan during the term of the swap. The term loan facility initially provided for quarterly principal payments of approximately $1.4 million, however as of November 27, 2005, the Company has effectively pre-paid all principal payments due prior to the final maturity of the debt in 2012. The Company may also be required to make mandatory prepayments equal to 25% of excess cash flow, as defined in the Senior Credit Agreement, as well as 100% of certain asset sales by or proceeds from debt issuances of the Company or its subsidiaries. Due to the $120 million of voluntary prepayments made during fiscal 2005, no mandatory prepayments were required.

        On August 6, 2004, the Company entered into the Amended and Restated Credit Agreement, which amended and restated the original Senior Credit Agreement, dated April 6, 2004, to reduce the applicable interest rate margin charged on the senior secured term loans. On April 14, 2005, the Company entered into the Second Amended and Restated Credit Agreement (the "Second Amended and Restated Credit Agreement"), which amended and restated the Amended and Restated Credit Agreement (the "Existing Credit Agreement"). The Second Amended and Restated Credit Agreement amended the Existing Credit Agreement to refinance the $465 million then outstanding under the existing senior secured term loans plus an additional $100 million new term loan borrowings, the proceeds of which were used to repay the $100 million outstanding under the Company's senior unsecured term loan due April 6, 2013. The Second Amended and Restated Credit Agreement also reduced the applicable interest rate margin charged on the senior secured term loan, provided certain financial leverage ratio tests are met. In addition, the Second Amended and Restated Credit Agreement provides the Company with greater flexibility to make dividend distributions to its parent, Sealy Corporation, or to repay certain subordinated debt, provided certain leverage ratio tests and other conditions are met. The terms and conditions of the Company's $125 million senior revolving credit facility were unchanged by the Second Amended and Restated Credit Agreement. In connection with the amendment and restatement, the Company incurred a charge of $6.2 million during the second quarter of fiscal 2005, including $3.3 million for the write-off of deferred finance charges primarily related to the senior unsecured term loan, $2.0 million of prepayment penalties related to the senior unsecured term loan, and $0.9 million of related fees and expenses (see Note 10—Other (income) expense, net).

        As noted above, the $100 million senior unsecured term loan, governed by the Senior Unsecured Credit Agreement and originally scheduled to mature in 2013, was extinguished on April 14, 2005 concurrent with the refinancing of the senior secured term loans.

        The outstanding Senior Subordinated Notes consist of $389.5 million aggregate principal amount maturing June 2014, bearing interest at 8.25% per annum payable semiannually in arrears on June 15 and December 15, commencing on December 15, 2004. On September 29, 2004, the Company completed an exchange offer whereby all of the Senior Subordinated Notes were exchanged for publicly traded, registered securities with identical terms (other than certain terms relating to registration rights and certain interest rate provisions otherwise applicable to the original senior subordinated notes). The Senior Subordinated Notes rank junior to all of the Company's existing and future senior indebtedness and secured indebtedness, including any borrowings under the senior secured credit facilities and the senior unsecured term loan. The Senior Subordinated Notes are guaranteed by all of the Company's domestic subsidiaries, but are not guaranteed by the Company's ultimate parent, Sealy Corporation. The Senior Subordinated Notes are governed by an indenture which imposes certain restrictions including, but not limited to, the payment of dividends or other equity distributions and the incurrence of debt or liens upon the assets of the Company or its subsidiaries. The indenture calls for the Company to offer prepayment of the notes at a price equal to 101% of the outstanding principal amount in the event of a change in control as defined in the indenture. In addition, prior to June 15, 2007, the Company may redeem up to 40% of the aggregate principal amount of the Senior Subordinated Notes at a redemption price equal to 108.25% of the aggregate principal amount thereof with the net proceeds of certain equity offerings. After June 15, 2009, the Senior Subordinated Notes are subject to redemption at 30 to 60 days' notice at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon and Special Interest, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on June 15 of each of the years indicated below:

Year	Percentage of Principal Amount
2009	104.125%
2010	102.750%
2011	101.375%
2012 and thereafter	100.000%

        The Company may also from time to time repurchase outstanding Senior Subordinated Notes on the open market for the purpose of retiring such notes. During the fourth quarter of fiscal 2005, the Company repurchased $0.5 million aggregate principal amount of the Senior Subordinated Notes at a price of 101.625%.

        At November 27, 2005, the company was in compliance with the covenants contained within its senior credit agreements and note indenture.

        In August 2005, the Company entered into a capital lease for the acquisition of computer hardware and software. At November 27, 2005, cost and accumulated depreciation of approximately $1.4 million and $0.1 million, respectively, were included in property, plant and equipment for equipment held under this lease. Future minimum lease payments with the present value of the net minimum lease payments (included in other long-term debt and current portion shown above) as of November 27, 2005 are as follows:

Fiscal Year
2006	$510
2007	510
2008	340

Total minimum lease payments	1,360
Less: Amount representing interest	(114)

Present value of net minimum lease payments	$1,246

        The Company's net weighted average borrowing cost was 7.5% and 7.6% for Fiscal 2005 and 2004, respectively.

        At November 27, 2005, the annual scheduled maturities of the principal amounts of long-term obligations were (in thousands, and excluding future mandatory prepayments which may be required as discussed above):

2006	$12,769
2007	1,093
2008	937
2009	620
2010	19,439
Thereafter	841,120

$875,978

Note 7:    Commitments

  Leases

        The Company leases certain operating facilities, offices and equipment. The following is a schedule of future minimum annual lease commitments at November 27, 2005.

Fiscal Year	Commitments Under Operating Leases
(in thousands)
2006	$9,203
2007	9,065
2008	5,966
2009	4,354
2010	3,753
Thereafter	14,952

$47,293

        Rental expense charged to operations is as follows:

	Year Ended Nov. 27, 2005	Year Ended Nov. 28, 2004	Year Ended Nov. 30, 2003
		(in thousands)
Minimum rentals	$15,220	$15,381	$13,766
Contingent rentals (based upon delivery equipment mileage)	3,790	2,744	2,502

	$19,010	$18,125	$16,268

        The Company has the option to renew certain plant operating leases, with the longest renewal period extending through 2033. Most of the operating leases provide for increased rent through increases in general price levels.

  Other Purchase Commitments

        In connection with capital expenditures totaling approximately $7.0 million in fiscal 2005 and 2006 for the installation of an additional latex production line needed to fulfill the order requirements of a significant new customer, the Company's European subsidiary has obtained financing commitments for approximately $3.4 million and has firm purchase commitments of approximately $3.5 million outstanding at November 27, 2005.

Note 8:    Fair Value of Financial Instruments

        Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. The carrying amounts of long-term debt under the senior secured credit facilities and the senior unsecured term loan approximate fair value because the interest rate adjusts to market interest rates. The fair value of long-term debt under the Senior Subordinated Notes, based on a quoted market price, was $396.3 million at November 27, 2005.

Note 9:    Hedging Strategy

        In 2000, the Company entered into an interest rate swap agreement that effectively converted $236 million of its floating-rate debt to a fixed-rate basis through December 2006, thereby hedging against the impact of interest rate changes on future interest expense (forecasted cash flows). Use of hedging contracts allows the Company to reduce its overall exposure to interest rate changes, since gains and losses on these contracts will offset losses and gains on the transactions being hedged. The Company formally documents all hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The fair values of the interest rate agreements are estimated by obtaining quotes from brokers and are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into consideration current interest rates and the current creditworthiness of the counterparties. Effective June 3, 2002, the Company dedesignated the interest rate swap agreement for hedge accounting. As a result of the dedesignation, $12.9 million previously recorded in accumulated other comprehensive loss as of the date of dedesignation was being amortized into interest expense. Due to the retirement of the existing debt in connection with the recapitalization, the remaining $4.7 million previously recorded in accumulated other comprehensive loss was charged to recapitalization expense (see Note 2). Prior to the recapitalization, $0.9 million was amortized into interest expense during the fiscal year ended November 28, 2004. For the fiscal year ended November 30, 2003, $3.3 million was amortized into interest expense. For the fiscal years ended November 27, 2005, November 28, 2004 and November 30, 2003, $(0.8) million, $0.9 million and $5.4 million, respectively, was recorded as net addition to (reduction of) interest expense as a result of the cash requirements of the swap net of the non-cash interest associated with the change in its fair market value. At November 27, 2005 and November 28, 2004, the fair value carrying amounts of this instrument were net obligations of $1.6 million and $6.4 million, respectively, which is recorded as follows:

	November 27, 2005	November 28, 2004
	(in millions)
Accrued interest	$0.5	$1.2
Other accrued expenses	1.1	3.0
Other noncurrent liabilities	—	2.2

	$1.6	$6.4

        During the second quarter of 2002, the Company entered into another interest rate swap agreement that has the effect of reestablishing as floating rate debt the $236 million of debt previously converted to fixed rate debt through December 2006. This interest rate swap agreement has not been designated for hedge accounting and, accordingly, any changes in the fair value are recorded in interest expense. For fiscal years ended November 27, 2005, November 28, 2004 and November 30, 2003, $0.8 million, $(0.8) million and $(5.2) million, respectively, was recorded as an addition to (reduction of) net interest expense as a result of the cash interest received on the swap net of the non-cash interest associated with the change in its fair market value. At November 27, 2005, the fair value of this swap was a net obligation of $0.3 million carried in other accrued expenses. At November 28, 2004, the fair value carrying amount of this instrument was a net asset of $2.2 million, with $1.8 million recorded in prepaid expenses and other current assets and $0.3 million recorded in noncurrent assets.

        In June 2004, the Company entered into an additional swap agreement that has the effect of converting $200 million of the floating-rate debt under the Company's new senior credit facilities to a fixed-rate basis, declining to $150 million through November 2007. The Company has formally designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. Accordingly, the effective portion of changes in the market value of the swap will be recorded in other comprehensive income (loss). For the years ended November 27, 2005 and November 28, 2004, $1.2 million and $1.7 million, respectively, was recorded in interest expense. At November 27, 2005 and November 28, 2004, the fair value carrying amount of the instrument was an asset of $2.8 million and an obligation of $2.0 million, respectively, which are recorded as follows:

	November 27, 2005	November 38, 2004
	(in millions)
Accrued interest	$—	$(1.0)
Other current assets (accrued expenses)	1.1	(1.4)
Long term receivable	1.7	0.4

Total net asset (obligation)	$2.8	$(2.0)

        At November 27, 2005 and November 28, 2004, accumulated other comprehensive income (loss) associated with the June 2004 interest rate swap was $1.6 million and $(0.6) million, respectively.

        To protect against the reduction in value of forecasted foreign currency cash flows resulting from purchases in a foreign currency, the Company has instituted a forecasted economic hedging program. The Company hedges portions of its purchases denominated in foreign currencies with forward and option contracts. At November 27, 2005, the Company had forward contracts to sell a total of 12.0 million Canadian dollars with expiration dates ranging from December 15, 2005 through November 15, 2006. At November 27, 2005, the fair value of the Company's net obligation under the forward contracts was a liability of $0.3 million.

Note 10:    Other (Income) Expense, Net

        Other (income) expense, net for the year ended November 27, 2005 includes approximately $6.2 million of expense incurred in connection with the refinancing of the Company's senior secured credit agreement on April 14, 2005 (see Note 6—Long-Term Obligations).

        Other (income) expense, net includes interest income of $0.9 million, $0.9 million and $1.6 million for the years ended November 27, 2005, November 28, 2004, and November 30, 2003, respectively.

        Other (income) expense, net in the year ended November 30, 2003 also includes a $2.0 million write-off of previously deferred derivative losses recorded in accumulated other comprehensive loss and $0.5 million of deferred debt costs associated with the early extinguishment of debt in May 2003. See also Note 9.

Note 11:    Income Taxes

        The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Income tax expense (benefit) consists of:

	Year ended Nov. 27, 2005	Year ended Nov. 28, 2004	Year ended Nov. 30, 2003
	(in thousands)
Current:
Federal	$30,846	$(1,896)	$10,743
State and local	1,577	259	1,097
Foreign	16,453	9,319	7,074

	48,876	7,682	18,914
Deferred:
Federal	8,370	(16,669)	(1,546)
State and local	260	(921)	(226)
Foreign	(42)	1,359	1,054

	8,588	(16,231)	(718)

Total tax expense	$57,464	$(8,549)	$18,196

        Income before taxes from foreign operations amounted to $20.1 million, $10.1 million and $11.8 million for the years ended November 27, 2005, November 28, 2004 and November 30, 2003, respectively.

        The differences between the actual tax expense and tax expense computed at the statutory U.S. Federal tax rate are explained as follows:

	Year ended Nov. 27, 2005	Year ended Nov. 28, 2004	Year ended Nov. 30, 2003
Income tax expense (benefit) computed at statutory U.S. Federal income tax rate	$45,901	$(16,391)	$12,762
State and local income taxes, net of federal tax benefit	1,854	(3,027)	595
Foreign tax rate differential	448	4,206	283
AJCA dividend repatriation	7,680	—	—
Change in valuation allowance on deferred tax assets	1,659	7,070	3,822
Effect of non deductible meals and entertainment	531	556	461
Other items, net	(609)	(963)	273

Total income tax expense	$57,464	$(8,549)	$18,196

        On October 22, 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. The AJCA created a temporary incentive for US corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. In the third and fourth quarters of fiscal 2005, we distributed cash from our foreign subsidiaries and will report a dividend (as defined in the AJCA) subject to the special exclusion of $48.9 million and a related tax expense of $7.7 million in our fiscal 2005 federal and state income tax returns.

        Deferred income taxes reflect the tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The Company's total deferred tax assets and liabilities and their significant components are as follows:

	2005		2004
	Current Asset (Liability)	Noncurrent Asset (Liability)	Current Asset (Liability)	Noncurrent Asset (Liability)
	(in thousands)
Accrued salaries and benefits	$10,856	$13,176	$9,532	$13,150
Allowance for doubtful accounts	3,147	—	2,531	—
Plant shutdown, idle facilities, and environmental costs	186	974	33	1,408
Tax credit and loss carryforward benefit	959	27,408	11,896	16,512
Accrued warranty reserve	3,604	1,371	4,007	746
Other accrued reserves	1,316	—	1,361	—
Book versus tax differences related to property, plant, and equipment	(474)	(23,760)	(1,480)	(25,490)
Book versus tax differences related to intangible assets	611	(10,442)	1,290	(8,663)
Book versus tax differences related to debt financing costs		(2,521)	974	—
Book versus tax differences related to prepaid advertising	(260)	(445)	(1,154)	(445)
Book versus tax differences related to cash discounts	2,762	—	1,804	—
Book versus tax differences related to inventory	1,247	—	645	—
All other	2,550	2,193	2,651	1,517

	26,504	7,954	34,090	(1,265)

Valuation allowance	(9,949)	(20,310)	(10,192)	(9,570)

	$16,555	$(12,356)	$23,898	$(10,835)

        The Company has a valuation allowance against certain deferred tax assets of $30.3 million at November 27, 2005 and $19.8 at November 28, 2004, primarily reflecting uncertainties regarding utilization of loss carryforward benefits. $9.9 million of the valuation allowance relates to net capital losses and reflects the uncertainty surrounding the company's ability to generate sufficient capital gains to utilize all the losses. During 2005 certain foreign deferred tax assets and corresponding valuation allowances that had previously been written off were restored, as tax law changes retroactively gave the loss carryforwards an unlimited life. Other deferred tax assets and valuation allowances related to capital losses were trued up to amounts reported on tax returns filed. The adjustments had no impact on amounts reported in the balance sheet, and are not reflected in the change in the valuation allowance reported in tax expense.

        At November 27, 2005, the Company had unused state net operating loss and tax credit benefits of $7.6 million generally expiring from 2006 through 2024. There is a valuation allowance against these benefits in the amount of $7.6 million which represents the portion that the company, at this time, expects to expire unused.

        A provision has not been made for U.S. or foreign taxes on undistributed earnings of foreign subsidiaries permanently invested outside the United States. Should the Company repatriate foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate the earnings.

Note 12:    Retirement Plans

        Substantially all employees are covered by defined contribution profit sharing plans, where specific amounts (as annually established by the Company's board of directors) are set aside in trust for retirement benefits. Profit sharing expense was $8.3 million, $7.2 million and $6.4 million for the years ended November 27, 2005, November 28, 2004 and November 30, 2003, respectively.

        Hourly employees working at twelve of the Company's domestic manufacturing facilities are covered by union-sponsored retirement plans. The Company's pension cost associated with these plans consists of periodic contributions to these plans based upon employee participation. The Company recognized expense for such contributions of $4.6 million, $4.6 million and $4.3 million for the years ended November 27, 2005, November 28, 2004 and November 30, 2003, respectively.

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

	2005	2004
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$12,805	$11,034
Service cost	595	554
Interest cost	783	681
Plan changes	378	336
Actuarial (gains)/losses	579	678
Benefits paid	(313)	(374)
Expenses paid	(135)	(104)

Projected benefit obligation at end of year	$14,692	$12,805

Change in Plan Assets:
Fair value of plan assets at beginning of year	$8,777	$6,492
Actual return on assets	653	581
Employer contribution	900	2,182
Benefits paid	(313)	(374)
Expenses paid	(135)	(104)

Fair value of plan assets at end of year	$9,882	$8,777

Funded Status of Plan:
Funded status	$(4,810)	$(4,028)
Unrecognized actuarial (gain)/loss	4,139	3,611
Unrecognized transition (asset)/obligation	(262)	(350)
Unrecognized prior service cost	1,371	1,192

Net amount recognized as of fiscal year end	$438	$425

	2005	2004
Amounts Recognized in the Consolidated Balance Sheets:
Accrued benefit liability	$(4,810)	$(3,852)
Intangible asset	1,371	1,192
Accumulated other comprehensive income	3,877	3,085

Net amount recognized as of fiscal year end	$438	$425

Accumulated Benefit Obligation and Fair Value of Assets:
Accumulated benefit obligation	$(14,692)	$(12,629)
Projected benefit obligation	$(14,692)	$(12,805)
Fair value of assets	9,882	8,777

Unfunded Projected Benefit Obligation	$(4,810)	$(4,028)

	2005 Target	2005 Actual	2004 Actual
Allocation of plan assets:
Equity securities	60.00%	60.16%	61.56%
Debt securities	40.00%	39.67%	37.96%
Other	00.00%	0.17%	0.48%

Total plan assets	100.00%	100.00%	100.00%

	2005	2004	2003
Components of Net Periodic Pension Cost:
Service cost	$595	$554	$422
Interest cost	783	681	610
Expected return on assets	(747)	(616)	(444)
Amortization of unrecognized net loss	144	184	226
Amortization of unrecognized transition asset	(87)	(87)	(87)
Amortization of unrecognized prior service cost	199	159	128

Net periodic pension cost	$887	$875	$855

	2005	2004	2003
Weighted-average assumptions used to determine net periodic benefit cost:
Settlement (discount) rate	6.00%	6.25%	6.50%
Expected long-term return on plan assets	8.25%	8.50%	8.50%
Weighted average rate of increase in future compensation levels	N/A	N/A	N/A
Estimated Future Benefit Payments:
Fiscal 2006	285
Fiscal 2007	322
Fiscal 2008	382
Fiscal 2009	413
Fiscal 2010	440
Fiscal 2011–2015	3,150
Employer Contributions Expected to be Paid in Fiscal 2006	$2,111

Note 13:    Summary of Interim Financial Information (Unaudited)

        Quarterly financial data for the years ended November 27, 2005 and November 28, 2004, is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands, except for share data)
2005:
Net sales	$359,023	$355,890	$390,026	$364,635
Gross profit	159,050	157,113	175,945	159,488
Net income (loss)	21,853	7,661	27,553	16,616
2004:
Net sales	$318,198	$316,554	$357,263	$322,005
Gross profit	134,597	136,617	163,318	139,379
Net income (loss)	11,261	(82,158)	20,392	12,222

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

        The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. The Company and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, the Company and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company and its subsidiary retained primary responsibility for the required remediation. The Company has completed essentially all soil remediation with the New Jersey Department of Environmental Protection approval, and has concluded a pilot test of the groundwater remediation system. During 2005, with the approval of the New Jersey Department of Environmental Protection, in the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. The Company has recorded a reserve for $2.0 million ($2.5 million prior to discounting at 4.50%) associated with this remediation project, and it is reasonably possible that up to an additional $0.2 million may be incurred to complete the project.

        The Company is also remediating soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Environmental Protection approval of the remediation plan. The Company has completed essentially all soil remediation under the remediation plan and is currently monitoring groundwater at the site. The Company has identified cadmium in the ground water at the site and intends to address that during fiscal 2006. The Company has recorded a reserve of approximately $0.8 million associated with the additional work and ongoing monitoring. The Company believes the contamination is attributable to the manufacturing operations of previous unaffiliated occupants of the facility.

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

        The state of California adopted new flame retardant regulations related to manufactured mattresses and box springs which became effective January 1, 2005. The Company believes that it is in full compliance with those regulations. The Company believes that those regulations have not had a significant impact on the Company's results of operations or financial position.

        Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite the Company's belief that the its tax return positions are fully supportable, reserves have been established where the Company believes that certain tax positions are likely to be challenged and the Company may not fully prevail in overcoming these challenges. The Company may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, the Company's tax advisors, or resolution of issues in the courts. The Company's tax expense includes the impact of reserve positions and changes to reserves that it considers appropriate, as well as related interest. Because the Company is not currently undergoing examinations of any of its corporate income tax returns by tax authorities, the Company believes that it is unlikely that an audit could be initiated which would result in an assessment and payment of taxes related to these positions during the one year following November 27, 2005. The Company also cannot predict when or if any other future tax payments related to these tax positions may occur. Therefore, substantially all of the reserves for these positions are classified as noncurrent liabilities in the accompanying balance sheet.

Note 15:    Segment Information

        The Company has determined that it has two operating segments, domestic and international, that qualify for aggregation as prescribed in SFAS 131. Accordingly, the Company has one reportable industry segment, the manufacture and marketing of conventional bedding. During fiscal 2005, 2004 and 2003, no one customer represented 10% or more of total net sales. Sales outside the United States were $309.5 million, $277.8 million and $239.1 million for fiscal 2005, 2004 and 2003, respectively. Additionally, long-lived assets (principally property, plant and equipment) outside the United States were $50.4 million, $52.8 million and $49.6 million as of November 27, 2005, November 28, 2004 and November 30, 2003, respectively.

  Geographic distribution of sales:

	2005		2004		2003
	in millions
US Domestic	$1,160.1	78.9%	$1,036.2	78.9%	$950.8	79.9%
International:
Canada	130.6	8.9	114.5	8.7	92.0	7.7
Europe	109.0	7.4	100.5	7.6	88.1	7.4
Other International Locations	69.9	4.8	62.8	4.8	59.0	5.0

Total International	309.5	21.1	$277.8	21.1%	$239.1	20.1%
Total Company	$1,469.6	100.0%	$1,314.0	100.0%	$1,189.9	100.0%

Note 16:    Plant/Business Closings and Restructuring Charges

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

        Due to continued weak performance and the fact that it is not the Company's strategy to own or control retail operations in North American, the Company committed to a plan in the fourth quarter of 2003 to dispose of its wholly-owned retail subsidiary by sale or liquidation in early 2004. Accordingly, the Company recognized an impairment charge of $1.8 million during the fourth quarter of 2003, which included the write-off of $1.6 million of goodwill on the books of the subsidiary plus impairment charges for leasehold improvements likely to be abandoned. The subsidiary was sold in May of 2004, with no additional losses recorded. Following the disposal of this subsidiary, the Company no longer has a direct interest in any domestic mattress retailer.

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

        The following table provides sales to affiliates for the years ended November 27, 2005, November 28, 2004 and November 30, 2003:

	Year ended November 27, 2005	Year ended November 28, 2004	Year Ended November 30, 2003
	($'s in million)
Mattress Discounters Corporation(1)	$—	$7.0	$28.0
International retailer	$—	$—	$4.0

(1)
Through April 6, 2004

        The Company believes that the terms on which mattresses were supplied to these affiliates were not materially different than those that might reasonably be obtained in a comparable transaction on an arm's length basis from a person that is not an affiliate or related party.

        During the fiscal year November 27, 2005, the Company paid management fees of $2.1 million to KKR. Also during the year ended November 27, 2005, the Company incurred $1.4 million for consulting services provided by Capstone Consulting LLC, the chief executive officer of which is on the Company's board of directors. During the fiscal year ended November 28, 2004, the Company paid $0.5 million to Bain Capital, LLC for management fees. Also during fiscal 2004, included in fees, expenses and other transaction costs as shown in Note 2, are approximately $31.8 million of merger and acquisition advisory fees paid to KKR and Bain Capital, LLC in connection with the April, 2004 recapitalization.

Note 18:    Parent Company Financing

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

        The PIK Notes accrue interest in-kind at 10% per year, compounded semi-annually. Sealy Corporation is not required to pay accrued interest on the PIK Notes in cash until maturity. The PIK Notes mature on July 15, 2015, following the maturities of substantially all other existing indebtedness of the Company and its wholly owned subsidiaries, including its $470 million outstanding senior secured term loan, $125 million senior secured revolving credit facility, $100 million senior unsecured term loan and $390 million senior subordinated notes. At maturity, the outstanding principal amount of the PIK Notes, along with any accrued and unpaid interest, will be paid in cash by Sealy Corporation and, accordingly, is not reflected in the financial statements of the Company. At November 27, 2005, the balance of the PIK Notes, together with accrued and unpaid interest, was $85.8 million.

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

        The $122.5 million in gross proceeds from the issuance of PIK notes and common stock was returned to existing investors in Sealy Corporation by a combination of cash distributions to shareholders and option holders as well as share repurchases of Sealy Corporation common stock. In connection with the distribution to option holders, the Company recorded an expense of approximately $4.0 million in the fiscal third quarter of 2004 since the holders of the Sealy Corporation options are employees of the Company. This charge, net of approximately $0.6 million of deferred financing costs related to the issuance of the PIK Notes which were paid on behalf of Sealy Corporation by a subsidiary of Sealy Mattress Corporation, resulted in an approximately $3.4 million liability owed by the

Company to Sealy Corporation at November 28, 2004. At November 27, 2005, this obligation has increased to approximately $6.2 million, primarily due to approximately $4.0 million of tax benefits created by Sealy Corporation's interest deductions which are realized by the Company in the form of reduced tax payments, partially offset by costs funded by the Company on behalf of its parent, including approximately $1.9 million of costs related to Sealy Corporation's proposed public offering of stock. This obligation does not bear interest and has no scheduled repayment terms.

Note 19:    Guarantor/Non-Guarantor Financial Information

        The Parent (as defined below) and each of the wholly-owned subsidiaries of Sealy Mattress Company (the "Issuer") that guarantee the Notes (as defined below) (the "Guarantor Subsidiaries") has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the 8.25% Senior Subordinated Notes due in 2014 (the "Notes") of the Issuer. Substantially all of the Issuer's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Issuer's subsidiaries, could limit the Issuer's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Notes. Although holders of the Notes will be direct creditors of the Issuer's principal direct subsidiaries by virtue of the guarantees, the Issuer has subsidiaries ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Issuer, including the holders of the Notes.

        The following supplemental consolidating condensed financial statements present:

  1.
  Consolidating condensed balance sheets as of November 27, 2005 and November 28, 2004 and consolidating condensed statements of operations and cash flows for the fiscal years ended November 27, 2005, November 28, 2004 and November 30, 2003.

  2
  Sealy Corporation, for periods prior to April 6, 2004, and Sealy Mattress Corporation, as Successor to Sealy Corporation from April 6, 2004 (see Note 2) (each, for the respective period, the "Parent" and a "guarantor"), Sealy Mattress Company (the "Issuer"), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method (see Note 2).

  3.
  Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

        Separate financial statements of each of the Guarantor Subsidiaries are not presented because Management believes that these financial statements would not be material to investors.

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Balance Sheet

November 27, 2005

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1	$25,387	$11,166	$—	$36,554
Accounts receivable, net	—	60	106,559	68,795	—	175,414
Inventories	—	1,429	42,836	15,876	—	60,141
Assets held for sale	—	—	1,405	—	—	1,405
Prepaid expenses, deferred income taxes and other current assets	—	2,200	24,349	2,378	—	28,927

	—	3,690	200,536	98,215	—	302,441
Property, plant and equipment, at cost	—	7,542	252,190	69,203	—	328,935
Less accumulated depreciation
	—	(3,949)	(135,176)	(21,833)	—	(160,958)

	—	3,593	117,014	47,370	—	167,977
Other assets:
Goodwill	—	24,741	304,774	55,131	—	384,646
Other intangibles, net	—	—	4,192	367	—	4,559
Net investment in and advances to (from) subsidiaries	(313,217)	901,550	(177,037)	(56,964)	(354,332)	—
Debt issuance costs, net, and other assets		25,168	5,793	1,851	—	32,812

	(313,217)	951,459	137,722	385	(354,332)	422,017

Total assets	$(313,217)	$958,742	$455,272	$145,970	$(354,332)	$892,435

Liabilities And Stockholders' deficit
Current liabilities:
Current portion—long-term obligations	$—	$—	$922	$11,847	$—	$12,769
Accounts payable	—	269	82,894	36,395	—	119,558
Accrued customer incentives and advertising	—	824	17,471	119	—	18,414
Accrued compensation	—		31,184	6,774	—	37,958
Accrued interest	—	411	35,506	8,221	—	44,138
Other accrued expenses	—	1,599	37,451	8,310	—	47,360

		3,103	205,428	71,666	—	280,197
Due to (from) Parent Company	—	—	6,231	—	—	6,231
Long-term obligations	—	839,500	858	22,851	—	863,209
Other noncurrent liabilities	—	116	35,421	8,122	—	43,659
Deferred income taxes	—	4,416	2,247	5,693	—	12,356
Stockholders' deficit	(313,217)	111,607	205,087	37,638	(354,332)	(313,217)

Total liabilities and stockholders' deficit	$(313,217)	$958,742	$455,272	$145,970	$(354,332)	$892,435

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

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Year Ended November 27, 2005

(in thousands)

	Sealy Mattress Corporation		Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$		$64,030	$1,128,997	$298,885	$(22,338)	$1,469,574
Net sales—Affiliates		—	—	—	—	—	—

Total net sales		—	64,030	1,128,997	298,885	(22,338)	1,469,574
Costs and expenses:
Cost of goods sold—Non-affiliates		—	38,032	613,848	188,436	(22,338)	817,978
Cost of goods sold—Affiliates		—	—	—	—	—	—

Total cost of goods sold		—	38,032	613,848	188,436	(22,338)	817,978
Selling, general and administrative		—	6,322	366,547	83,318	—	456,187
Recapitalization Expense		—	—	2	(2)	—	—
Plant/Business closing and restructuring charges		—	—	—	—	—	—
Amortization of intangibles		—	—	289	277		566
Royalty (income) expense, net		—	—	(15,267)	2,047	—	(13,220)

Income (loss) from operations		—	19,676	163,578	24,809	—	208,063
Interest expense		390	69,509	(397)	2,061	—	71,563
Other income, net		—	6,272	(209)	(710)	—	5,353
Loss (income) from equity investees		(73,683)	(73,345)	—	—	147,028	—
Loss (income) from non-guarantor equity investees		—	—	(7,313)	—	7,313	—
Capital charge and intercompany interest allocation		(390)	(56,782)	52,798	4,374	—	—

Income (loss) before income taxes		73,683	74,022	118,699	19,084	(154,341)	131,147
Income tax expense (benefit)			339	45,354	11,771	—	57,464

Net income (loss)		$73,683	$73,683	$73,345	$7,313	$(154,341)	$73,683

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Year Ended November 28, 2004

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$51,935	$1,009,221	$265,878	$(20,044)	$1,306,990
Net sales—Affiliates	—	—	7,030	—	—	7,030

Total net sales	—	51,935	1,016,251	265,878	(20,044)	1,314,020
Costs and expenses:
Cost of goods sold—Non-affiliates	—	32,304	556,023	167,791	(20,044)	736,074
Cost of goods sold—Affiliates	—	—	4,035	—	—	4,035

Total cost of goods sold	—	32,304	560,058	167,791	(20,044)	740,109
Selling, general and administrative	4	14,247	338,696	77,934	—	430,881
Recapitalization Expense	41,753	36,871	50,224	4,286	—	133,134
Plant/Business closing and restructuring charges	—	—	624	—	—	624
Amortization of intangibles	—	—	289	919	—	1,208
Royalty (income) expense, net	—	—	(15,295)	1,124	—	(14,171)

Income (loss) from operations	(41,757)	(31,487)	81,655	13,824	—	22,235
Interest expense	2,019	67,441	(470)	938	—	69,928
Other income, net	—	—	(436)	(425)	—	(861)
Loss (income) from equity investees	26,247	19,941	—	—	(46,188)	—
Loss (income) from non-guarantor equity investees	—	—	166	—	(166)	—
Capital charge and intercompany interest allocation	(22,829)	(88,808)	106,786	4,851	—	—

Income (loss) before income taxes	(47,194)	(30,061)	(24,391)	8,460	46,354	(46,832)
Income tax expense (benefit)	(8,911)	(3,814)	(4,450)	8,626	—	(8,549)

Net income (loss)	$(38,283)	$(26,247)	$(19,941)	$(166)	$46,354	$(38,283)

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Operations

Year Ended November 30, 2003

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales—Non-affiliates	$—	$51,765	$893,820	$228,233	$(15,931)	$1,157,887
Net sales—Affiliates	—	—	27,928	4,045	—	31,973

Total net sales	—	51,765	921,748	232,278	(15,931)	1,189,860
Costs and expenses:
Cost of goods sold—Non-affiliates	—	34,826	513,658	143,861	(15,931)	676,414
Cost of goods sold—Affiliates	—	—	16,031	2,662	—	18,693

Total cost of goods sold	—	34,826	529,689	146,523	(15,931)	695,107
Selling, general and administrative	1,210	15,334	314,469	67,387	—	398,400
Plant/Business closing and restructuring charges	—	—	—	1,825	—	1,825
Amortization of intangibles	—	—	289	814	—	1,103
Royalty (income) expense, net	—	—	(13,462)	990	—	(12,472)

Income (loss) from operations	(1,210)	1,605	90,763	14,739	—	105,897
Interest expense	5,800	61,230	462	1,033	—	68,525
Other (income) expense, net	—	2,550	(936)	(707)	—	907
Loss (income) from equity investees	(19,393)	(22,801)	—	—	42,194	—
Loss (income) from non-guarantor equity investees	—	(95)	(5,199)	—	5,294	—
Capital charge and intercompany interest allocation	(4,766)	(55,183)	56,103	3,846	—	—

Income (loss) before income taxes	17,149	15,904	40,333	10,567	(47,488)	36,465
Income tax expense (benefit)	(1,120)	(3,489)	17,532	5,273	—	18,196

Net income (loss)	$18,269	$19,393	$22,801	$5,294	$(47,488)	$18,269

SEALY MATTRESS CORPORATION

Supplemental Consolidating Condensed Statements of Cash Flows

Year Ended November 27, 2005

(in thousands)

	Sealy Mattress Corporation	Sealy Mattress Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$3,157	$115,840	$12,050	$—	$131,047

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(643)	(22,989)	(5,722)	—	(29,354)
Cash received on affiliate note and investment	—	—	—	—	—	—
Net activity in investment in and advances to (from) subsidiaries and affiliates	—	123,190	(134,231)	11,041	—
Proceeds from the sale of property, plant and equipment	—	—	9,979	—	—	9,979

Net cash provided by (used in) investing activities	—	122,547	(147,241)	5,319	—	(19,375)
Cash flows from financing activities:
Borrowings (Repayments) of other long-term obligations, net	—	(120,500)	(142)	—	—	(120,642)
Intercompany dividend associated with foreign repatriation	—	—	48,875	(48,875)	—	—
Other borrowings	—	—	459	7,165	—	7,624
Net borrowings on revolving credit facilities	—	(5,000)	—	18,171	—	13,171
Other	—	(205)	2,454	—	—	2,249

Net cash (used in) provided by financing activities	—	(125,705)	51,646	(23,539)	—	(97,598)

Effect of exchange rate changes on cash				(299)		(299)

Change in cash and cash equivalents	—	(1)	20,245	(6,469)	—	13,775
Cash and cash equivalents:
Beginning of period		2	5,142	17,635	—	22,779

End of period	$—	$1	$25,387	$11,166	$—	$36,554

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

        In connection with the evaluation of our disclosure controls and procedures for the year ended November 28, 2004, and in connection with observations by our independent registered public accountants identified in their 2004 audit of our consolidated financial statements for fiscal 2004, management identified certain deficiencies in our financial statement close process primarily related to the review and approval process for various account analyses and reserve/accrual calculations and the consolidated financial/balance sheet review process. Management discussed these deficiencies with our Audit Committee and we are currently addressing these deficiencies. Beginning with the financial statement close process for the first fiscal quarter of 2005, we instituted an enhanced management review and approval process for various reserves and accruals. In addition, we enhanced our balance sheet review procedures for the individual plant locations. The Company continued these enhanced procedures for the financial statement close process for the year ended November 27, 2005. While the Company has made progress during fiscal 2005 as it relates to the overall control of the financial statement close process, management believes that such deficiencies have not been sufficiently remediated to conclude that significant deficiencies no longer exist. We expect to continue to improve the financial statement close process in 2006 as we continue to prepare for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for fiscal 2007.

        There were no other changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The following sets forth the name, age, principal occupation and employment and business experience of the Sealy Corporation directors:

        Steven Barnes.    Mr. Barnes, age 45, is a Managing Director at Bain Capital, LLC ("Bain"), an investment and leveraged buyout firm, and has been affiliated with Bain since 1988. Since 1988, he has been involved with various leveraged acquisitions and has served in various leadership positions with Bain companies, including CEO of Dade Behring, a medical diagnostics company, President of Executone Business Solutions, a provider of communication products and services, and President of The Holson Burnes Group, a manufacturer of picture frames, framed art and photo albums. Mr. Barnes presently serves on several boards including Unisource, SigmaKalon and the Board of Overseers of Children's Hospital in Boston. Prior to 1988, Mr. Barnes was with PricewaterhouseCoopers, where he worked in the Mergers and Acquisitions Support Group. He has been a director of the Company since March 2001. Mr. Barnes serves on the Board's audit committee.

        Brian F. Carroll.    Mr. Carroll, age 34, has been a member of the limited liability company which serves as the General Partner of KKR since January 2006 and before that, an executive of KKR since July 1999. From September 1997 to June 1999, Mr. Carroll attended Stanford University Graduate School of Business. Before attending business school, from March 1995 to July 1997, he was an executive of KKR. Mr. Carroll is also a member of the Board of Directors of Rockwood Holdings, Inc. He has been a director of our company since April 2004. Mr. Carroll serves on the Board's audit, executive and human resources committees.

        James B. Hirshorn.    Mr. Hirshorn, age 39, has been Senior Executive Vice President—Finance, Operations and Research and Development, since July 2005. From joining the Company in November 2002 through July 2005 he was the Company's Chief Financial Officer. From 1999 until joining the Company, Mr. Hirshorn was a Vice President with Bain Capital Inc., an investment and leveraged buyout firm. From 1993 until 1999, he was with Bain & Company Inc., consulting firm. He has been a director since April 2004.

        James W. Johnston.    Mr. Johnston, age 58, has been President and Chief Executive Officer of Stonemarker Enterprises, Inc., a consulting and investment company, since 1996. Mr. Johnston was Vice Chairman of RJR Nabisco, Inc., a diversified manufacturer of consumer products, from 1995 to 1996. He also served as Chairman and CEO of R. J. Reynolds Tobacco Co. from 1989 to 1995, Chairman of R. J. Reynolds Tobacco Co. from 1995 to 1996 and Chairman of R. J. Reynolds Tobacco International from 1993 to 1996. Mr. Johnston served on the board of RJR Nabisco, Inc. and RJR Nabisco Holdings Corp. from 1992 to 1996. From 1984 until joining Reynolds, Mr. Johnston was Division Executive, Northeast Division, of Citibank, N.A., a subsidiary of Citicorp, where he was responsible for Citibank's New York Banking Division, its banking activities in upstate New York, Maine and Mid-Atlantic regions, and its national student loan business. He has been a director of the Company since March 1993. Mr. Johnston serves on the Board's human resources committee.

        David J. McIlquham.    Mr. McIlquham, age 51, has been Chief Executive Officer of the Company since April 2002 and has been President of the Company since January 2001. He had been Chief Operating Officer from January 2001 to April 2002 and has been chairman of the Board of Directors since July 2004. Prior to that, he had been Corporate Vice President Sales and Marketing since April 1998 and was Corporate Vice President Marketing since joining the Company in 1990 until 1998. He has been a director since April 2002. Mr. McIlquham serves on the Board's executive committee.

        Dean B. Nelson.    Mr. Nelson, age 46, has been Chief Executive Officer of Capstone Consulting LLC, a strategic consulting firm, since March 2000. He is also Chairman of the Board and a director of

PRIMEDIA Inc., a targeted media company, and a director of Yellow Pages Group, a provider of search directories. From August 1985 to February 2000, Mr. Nelson was employed by Boston Consulting Group, Inc., a strategic consulting firm, where he was a Senior Vice President from December 1998 to February 2000 and held various other positions from August 1985 to November 1998. He has been a director of the company since April 2004.

        Paul Norris.    Mr. Norris, age 58, has been the Non-executive Chairman and director of W.R. Grace & Co., a specialty chemicals and materials company, since May 2005, and has performed advisory services for KKR since May 2005. He was CEO of W.R. Grace from 1998 through May 2005 and was also Chairman of W.R.Grace from 1999 through May 2005 (W.R. Grace filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in April 2001). He has been a director of the Company since January 2006. Mr. Norris serves on the Board's audit committee.

        Scott M. Stuart.    Mr. Stuart, age 46, has been a founding partner of Sageview Capital since November 2005, and from 1996 through 2005 was a Member of the limited liability company which serves as the General Partner of KKR, and has worked for KKR since 1986. He is a director of The Boyds Collection Ltd. Mr. Stuart received his B.A. in English Literature from Dartmouth College and his M.B.A. from Stanford University. He has been a director of the company since April 2004. Mr. Stuart serves on the Board's executive and human resources committees.

        Each director listed above was elected by Sealy Corporation's stockholders at the time of the merger and each will serve until his or her successor has been elected or qualified or until his or her early resignation or removal.

Audit Committee Matters

        Our Board of Directors has an Audit Committee that is responsible, among other things, for overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised of Messrs. Barnes, Carroll and Norris. While each member of the Committee has significant financial experience, our Board of Directors has not designated any member of the Audit Committee as an "audit committee financial expert", but expects to do so during 2006.

Executive Officers

        The following sets forth the name, age, title and certain other information with respect to the executive officers of Sealy Corporation:

        David J. McIlquham.    See directors above.

        James B. Hirshorn.    See directors above.

        Lawrence J. Rogers.    Mr. Rogers, age 57, has been the President of the International Bedding Group since January 2001. Prior to that, Mr. Rogers was Corporate Vice President and General Manager International since February 1994. Since joining the Company in 1979, Mr. Rogers has served in numerous other capacities within the Company's operations, including President of Sealy of Canada (a wholly owned subsidiary).

        Jeffrey C. Ackerman.    Mr. Ackerman, age 42, has been Executive Vice President, Chief Financial Officer since joining the Company in January 2006. From 1997 until joining the Company, Mr. Ackerman was a Vice President, Finance with Dade Behring, Inc., a medical diagnostics company.

        Bruce G. Barman, Ph.D.    Dr. Barman, age 60, has been Senior Vice President, Research & Development since joining the Company in 1995.

        Alfred R. Boulden.    Mr. Boulden, age 59, has been Senior Vice President, Sales since August 2001. Since joining the Company in 1991, Mr. Boulden has served in numerous sales positions.

        Jeffrey C. Claypool.    Mr. Claypool, age 58, has been Senior Vice President, Human Resources since joining the Company in September 1991.

        Charles L. Dawson.    Mr. Dawson, age 49, has been Senior Vice President, National Accounts since August 2001. Since joining the Company in 1986, Mr. Dawson has served in numerous sales positions.

        Philip R. Dobbs.    Mr. Dobbs, age 44, has been Senior Vice President, Marketing since joining the Company in March 2005. From 2002 until joining the Company, Mr. Dobbs was Vice President, Marketing with Cadbury Adams, a chewing gum, mint and throat drop manufacturer. From 2000 through 2002, he was the Managing Director of Heinz Pet Food.

        G. Michael Hofmann.    Mr. Hofmann, age 47, has been Senior Vice President, Operations since October 2002. From 1982 until joining the Company, Mr. Hofmann was with Hill-Rom Company, a medical equipment manufacturing firm, serving as its Vice President of Engineering from 2001 through 2002, and its Vice President and General Manager, European Capital Business Unit from 1995 through 2000.

        Kenneth L. Walker.    Mr. Walker, age 57, has been Senior Vice President, General Counsel and Secretary since joining the Company in May 1997.

Code of Ethics

        Our principal executive officer; principal financial officer and principal accounting officer, as well as all other employees of the Company, are covered by our Business Conduct Policy adopted in 1999, a copy of which has been filed as an Exhibit to this Annual Report on Form 10-K. This policy contains provisions regarding our accounting practices as well as other guidelines governing ethical business practices.

Item 11.    Executive Compensation

        The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for each of the years ended November 27, 2005, November 28, 2004 and November 30, 2003, of those persons who served as (i) the chief executive officer during fiscal 2005, 2004 and 2003, and (ii) the other four most highly compensated executive officers of the Company for fiscal 2005 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

		Annual Compensation						Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation(a)		Restricted Stock Award($)	Securities Underlying Options(d)		All Other Compensation(b)
David J. McIlquham Chairman, President and CEO	2005 2004 2003	$ $ $	621,250 575,417 518,750	$ $ $	745,104 542,293 186,775	$	— 1,030,794 —	— — —	— 4,586,667(c —)		$ $ $	30,522 1,869,538 23,389
James B. Hirshorn Sr. Executive VP Finance, Operations, R&D	2005 2004 2003	$ $ $	370,497 336,917 325,000	$ $	308,163 211,703 68,371	$ $	— 397,495 68,371	— — —	— 1,433,567(c 873,100(c	) )	$ $	29,737 1,066,779 —
Lawrence J. Rogers President International Bedding Group	2005 2004 2003	$ $ $	303,468 293,282 284,217	$ $ $	187,208 160,482 40,587	$	— 126,974 —	— — —	— 457,823(c —(c	) )	$ $ $	29,265 3,202,409 21,752
Jeffrey C. Claypool Sr. VP Human Resources	2005 2004 2003	$ $ $	254,932 246,340 238,280	$ $ $	178,408 135,442 50,040	$ $	— 63,486 —	— — —	— 332,911(c —(c	) )	$ $ $	24,585 2,000,340 17,941
Philip Dobbs Senior Vice President Marketing	2005 2004 2003	$ $ $	195,347 — —	$ $ $	231,759 — —		57,961 — —	— — —	386,100 — —		$ $ $	1,724 — —

(a)
Represents amounts paid on behalf of each of the Named Executive Officers for the following two respective categories of other annual compensation: (i) relocation expenses incurred and (ii) option dividend bonus paid on behalf of the Named Executive Officers. Amounts for each of the Named Executive Officers for each of the two respective preceding categories is as follows: Mr. McIlquham: (2005—$0, $0; 2004—$0, $1,030,794; 2003—$0, $0); Mr. Hirshorn: (2005—$0, $0; 2004—$0, $397,495; 2003—$68,137, $0; Mr. Rogers: (2005—$0, $0; 2004—$0 $126,974; 2003—$0, $0; 2002—$0, $0); Mr. Claypool: (2005—$0, $0; 2004-$0, $63,486; 2003—$0, $0); Mr. Dobbs: (2005—$57,961, $0; 2004—$0, $0; 2003-$0, $0)

(b)
Represents amounts paid on behalf of each of the Named Executive Officers for the following five respective categories of compensation: (i) Company premiums for life and accidental death and dismemberment insurance (ii) Company premiums for long-term disability benefits, (iii) Company contributions to the Company's defined contribution plans, (iv) Stock Option Payouts (associated with the merger and recapitalization) and (v) Transaction Bonus (associated with the merger and recapitalization). Amounts for each of the Named Executive Officers for each of the five respective preceding categories is as follows: Mr. McIlquham: (2005—$2,014, $1,088, $27,450, $0, $0; 2004—$1,916, $1,088, $24,000, $1,320,534, $522,000; 2003—$1,651 $1,088 $20,650 $0, $0); Mr. Hirshorn: (2005— $1,200, $1,087, $27,450, $0, $0; 2004— $1,122, $1,078, $24,000; $820,879, $219,700; 2003—$903, $867, $11,375 $0, $0); Mr. Rogers (2005—$982, $971, $27,312, $0, $0; 2004—$977, $939, $23,463 $2,912,398, $264,632; 2003—$947, $901, $19,895 $0, $0); Mr. Claypool: (2005—$825, $816, $22,944, $0, $0; 2004—$821, $788, $19,707, $1,756,718, $222,306; 2003—$658, $603, $16,680, $0, $0); Mr. Dobbs (2005—$867 $857, $0, $0, $0).

(c)
The Company has issued to the named Executive Officers, ten-year non-qualified stock options to acquire shares of Sealy Corporation's Class A Common Stock at or above the then current fair market value as follows: April 11, 2002 200,000 options at $5.00 and 200,000 options at $2.50 to Mr. McIlquham; July 9, 2002

  5,000 options to Mr. Dawson, 15,000 options to Mr. Claypool and 27,000 options to Mr. Rogers each at $5.00; January 16, 2003 250,000 options to Mr. Hirshorn at $5.00; July 20, 2004, 4,586,667 options to Mr. McIlquham; 457,825 options to Mr. Rogers; 1,433,567 options to Mr. Hirshorn; 332,911 options to Mr. Claypool; and 386,100 options to Mr. Dobbs.

(d)
All option share amounts for prior years presented have been adjusted to reflect the 2004 stock split of approximately 3.49 shares to one.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants(a)						Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term(b)
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)		Expiration Date	5%($)	10%($)
David J. McIlquham Chairman, President and CEO	—	—%	$
James B. Hirshorn Sr. Executive VP Finance, Operations, R&D	—	—%	$
Lawrence J. Rogers President International Bedding Group	—	—%	$
Jeffrey C. Claypool Sr. VP Human Resources	—	—%	$
Philip Dobbs Sr. Vice President Marketing	386,100	58.2%		$6.25	4/06/15	1,517,373	3,845,556

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

AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

Name	Shares Acquired On Exercise(#)	Value Realized	Number Of Securities Underlying Unexercised Options At FY-End(#) Exercisable/ Unexercisable(a)	Value Of Unexercised In-the-money Options At FY- End($) Exercisable/ Unexercisable(b)(c)
David J. McIlquham Chairman, President and CEO	—	—	3,406,948/2,851,202	$19,126,382/11,176,712
James B. Hirshorn Sr. Executive VP Finance, Operations, R&D	—	—	1,189,308/888,816	$6,563,531/3,484,159
Lawrence J. Rogers President International Bedding Group	—	—	378,454/285,263	$2,356,530/1,118,231
Jeffrey C. Claypool Sr. VP Human Resources	25,000	106,000	203,386/207,470	$1,127,760/813,282
Philip Dobbs Sr. Vice President Marketing	—	—	64,457/321,643	$132,781/662,585

(a)
Includes options exercisable within 60 days after November 27, 2005.

(b)
Options are in-the-money if the fair market value of the Class A Common Stock exceeds the exercise price.

(c)
Represents the total gain which would be realized if all in-the-money options beneficially held at November 27, 2005 were exercised, determined by multiplying the number of Shares underlying the options by the difference between the per share option exercise price and the estimated fair market value as of November 27, 2005.

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

        Executive Put Options.    Concurrent with the merger in 2004, Messrs, Barman, Claypool and Rogers were given options to sell their share of stock in Sealy Corporation back to the Company upon their retirement. The sales price per share is based on a formula which takes into account changes in the equity of Sealy Corporation since the merger and recapitalization, including, among other things, consolidated net income, additional capital contributions, and capital distributions.

        Executive Employment Agreements.    On January 14, 2005, Mr. McIlquham entered into an amended employment agreement with Sealy Corporation as Chief Executive Officer. That agreement has a perpetual two-year term and provides for an annual base salary of $625,000, subject to annual increase by Sealy Corporation Board of Directors plus a performance bonus between zero and one hundred twenty percent of his base salary. In addition, nine other employees of the Company, including Lawrence J. Rogers, James B. Hirshorn, Jeffrey C. Claypool and Philip R. Dobbs, have entered into employment agreements that provide, among other things, a perpetual one-year employment term thereafter (two year in the case of Mr. Hirshorn), during which such employees will receive base salary (not less than their current salary) and a performance bonus between zero and seventy percent of their base salary (between zero and eighty percent for Mr. Hirshorn) and substantially the same benefits as they received as of the date of such agreements. For the fiscal year ending November 27, 2005, the compensation committee of the Sealy Corporation Board of Directors determined that the bonuses to be paid pursuant to those employment agreements were to be based 70% on the Sealy Corporation achievement of an Adjusted EBITDA target and 30% on the Sealy Corporation achievement in net debt reduction. Each such target represented an improvement over the Company's prior year performance.

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

        In addition, certain executives and other employees are eligible for benefits under our severance benefit plans and certain other agreements, which provide for cash severance payments equal to their base salary and, in some instances, bonuses (from periods ranging from two weeks to two years) and for the continuation of certain benefits. In July of 2002, Sealy Corporation's Board of Directors provided 12 company employees with a waiver of our stock repurchase right and a cashless exercise program (utilizing stock owned for at least six months) for stock acquired under our stock option program, if the employee's employment with us terminates as the result of death, disability or retirement.

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

        Remuneration of Directors.    Sealy Corporation reimbursed all directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In 2005, each of our non-management directors received $50,000 for their service as a director of the Company. In 2006, Directors will receive a retainer of $40,000 per year plus $1,500 per Board meeting attended in person and $500 per telephonic Board meeting attended. The Board committee members will receive additional annual retainer of: $16,000 for the Chairman of the Audit Committee, $4,000 for other committee chairs, $4,000 for other Audit Committee members, and $2,000 for members of other Board committees. Committee members will also be paid $1,000 for each meeting attended in person and $500 per telephonic meeting attended. All fees are paid on a quarterly basis. Under the Sealy Corporation Directors' Deferred Compensation Plan, adopted as of the beginning of fiscal 2005, the members of the Board of Directors of Sealy Corporation may make an annual election to receive their fees in the form of equity share credits in lieu of cash. The number of credits received is determined based on the number of shares that could be purchased with the directors' fees at the current fair value of the shares. Directors will receive additional credits for shares that could be purchased with future dividends, if any. Following a director's departure from the board, but no sooner than six months thereafter, the director may receive payment for the balance of the deferred compensation share credits. The form of payment, whether in shares of stock or in cash equivalent to the fair value of the shares at the time of payment, is at the discretion of the Company.

Compensation Committee Interlocks And Insider Participation

        The Compensation Committee of the Company's Board of Directors currently consists of Messrs. Carroll, Johnston, and Stuart. For a description of transactions between us and entities affiliated with Messrs. Carroll and Stuart, see Item 13, "Certain Relationships and Related Transactions herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Name and Address of Beneficial Owner	Beneficial Ownership of Sealy Mattress Corporation Common Stock(1)	Percentage of Sealy Mattress Corporation Common Stock
KKR Millennium GP LLC(2)	805.448	80.50%
The Northwestern Mutual Life Insurance Company(3)	61.4606	6.15%
Steven Barnes(4)	37.1740	3.72%
Brian F. Carroll(2)	805.0448	80.50%
James W. Johnston	0.730	*
Dean B. Nelson	—	*
Paul Norris	—	*
Jeffrey C. Claypool (5)	2.4557	*
Philip R. Dobbs(5)	0.8662	*
James B. Hirshorn(5)	12.6539	1.27%
David J. McIlquham(5)	35.4135	3.54%
Lawrence J. Rogers(5)	4.0574	*
Directors and executive officers as a group (16 persons) (6)	854.6754	85.47%

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

(2)
Sealy Mattress Corporation shares shown as beneficially owned by KKR Millennium GP LLC reflect shares of common stock of Sealy Corporation owned of record by KKR Millennium Fund L.P. KKR Millennium GP LLC is the general partner of KKR Associates Millennium L.P., which is the general partner of the KKR Millennium Fund L.P. Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Perry Golkin, Johannes P. Huth, Todd A. Fisher, Alexander Navab, Marc S. Lipschultz, Reinhard Gorenflos, Michael M. Calbert, Scott C. Nuttall and Jacques Garaialde, as members of KKR Millennium GP LLC, may be deemed to share beneficial ownership of any shares beneficially owned by KKR Millennium GP LLC, but disclaim such beneficial ownership. Mr. Carroll is a director of Sealy Mattress Corporation and a member of KKR. He disclaims beneficial ownership of any Sealy Mattress Corporation shares beneficially owned by KKR. The address of KKR Millennium GP LLC and each individual listed above is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, NewYork, New York 10019.

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

(5)
Sealy Mattress Corporation shares shown as beneficially owned includes shares of common stock of Sealy Corporation underlying exercisable stock options held by such individual.

(6)
The executive officers consist of Messrs. McIlquham, Hirshorn, Rogers, Ackerman, Barman, Boulden, Claypool, Dawson, Dobbs, Hofmann and Walker.

Equity Compensation Information

        There are 18,546,897 shares of Sealy Corporation common stock to be issued upon exercise of outstanding options, the weighted average exercise price of which was $3.39 per share, issued under compensation plans approved by our shareholders. There were 7,483,104 shares remaining available for future issuances under these plans.

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

With Institutional Investors

        In connection with Sealy Corporation's issuance and sale of PIK notes and common stock to institutional investors on July 16, 2004, Sealy Corporation entered into a Stockholders Agreement with KKR and The Northwestern Mutual Life Insurance Company, Teachers Insurance and Annuity Association of America and Sealy Paterson LLC, which we refer to collectively as the Minority Investors. Under this agreement, the Minority Investors were granted certain "tag-long," and "drag-along" rights with respect to private sales of our shares by KKR. The Minority Investors were also granted "piggyback" registration rights with respect to any proposed public offering of our shares that includes shares held by KKR.

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

Management Services Agreement with KKR

        In connection with the Recapitalization, Sealy Mattress Company entered into a management services agreement with KKR pursuant to which KKR provides certain structuring, consulting and management advisory services to us. Pursuant to this agreement, KKR received a transaction fee of $25 million upon the closing of the Recapitalization and will receive an advisory fee of $2 million payable annually, such amount to increase by 5% per year. In fiscal 2005, we paid KKR approximately $2.1 million in advisory fees. We are required to indemnify KKR and its affiliates, directors, officers and representatives for losses relating to the services contemplated by the management services agreement and the engagement of KKR pursuant to, and the performance by KKR of the services contemplated by, the management services agreement.

Existing Agreements

        Pursuant to the terms of the Merger agreement, Sealy Corporation's then existing stockholders agreement and registration rights agreement with Bain, Harvard Private Capital Holdings, Inc., Sealy Investors 1, LLC, Sealy Investors 2, LLC and Sealy Investors 3, LLC, as well as its existing management services agreement with Bain, were terminated.

Transactions with Capstone

        For the fiscal year ended November 27, 2005, we incurred costs of $1.4 million for consulting services provided by Capstone Consulting LLC. These services were related to establishing sales and marketing metrics and various strategic and marketing initiatives. The chief executive officer of Capstone Consulting LLC, Dean Nelson, also serves on our board of directors. The ongoing provision to us of consulting services by Capstone remains at our discretion. We believe that the terms of these arrangements to date have been no less favorable to us than those that we could have obtained from unaffiliated third parties.

Item 14.    Principal Accountant Fees and Services

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

        The following table summarizes aggregate fees incurred by Deloitte & Touche, LLP ("Deloitte") for the fiscal years below, calculated based on amounts billed and earned through February 24, 2006, with the following notes explaining the services underlying the table captions:

	2005	2004
	(in thousands)
Audit fees	$1,092	$792
Audit-related fees	917	—
Tax fees	4	—
All other fees	46	—

Total	$2,059	$792

        The Audit-related fees include services for various public filings associated with the proposed intial public offering of Sealy Corporation stock in 2005.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

    Documents filed as part of the report:

    1.
    Financial Statements

      Consolidated Balance Sheets at November 27, 2005 and November 28, 2004.

      Consolidated Statements of Operations for the years ended November 27, 2005, November 28, 2004 and November 30, 2003.

      Consolidated Statements of Stockholders' Equity for the years ended November 27, 2005, November 28, 2004 and November 30, 2003.

      Consolidated Statements of Cash Flows for the years ended November 27, 2005, November 28, 2004 and November 30, 2003.

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
4.2
Exchange and Registration Rights Agreement, dated as of April 6, 2004, among Sealy Mattress Company, the Guarantors named therein and Goldman Sachs & Co. and J.P. Morgan Securities Inc., as representatives of the initial purchasers. (Incorporated herein by reference to the appropriate exhibit to Sealy Mattress Company's Registration Statement on from S-4 (File No. 333-117081) filed July 1, 2004).
4.3
First Supplemental Indenture, dated as of June 28, 2004, among Sealy Mattress Company, Sealy Corporation, Sealy Mattress Corporation and the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, with respect to the 8.25% Senior Subordinated Notes due 2014 and the 8.25% Senior Subordinated Exchange Notes due 2014 (Incorporated herein by reference to the appropriate exhibit to Sealy Mattress Company's Registration Statement on from S-4 (File No. 333-117081filed July 1, 2004)).
*10.1
Sealy Profit Sharing Plan, Amended and Restated, dated December 1, 1989 (incorporated herein by reference to Exhibit 10.1 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-8738) filed February 27, 1996).
*10.2
Sealy Corporation Bonus Program (incorporated herein by reference to Exhibit 10.5 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1995 (File No. 1-8738) filed February 27, 1996)
*10.3
Amendment No. 1 to Sealy Bonus Plan (incorporated herein by reference to Exhibit 10.17 to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738) filed March 3, 1997)
*10.4
Amendment No. 1 to Sealy Profit Sharing Plan. (Incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended December 1, 1996 (File No. 1-8738 filed March 3, 1997) ).

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
10.14
Second Amended and Restated Credit Agreement dated April 14, 2005 among Sealy Mattress Company, Sealy Canada, LTD./LTEE, the Guarantors named therein, Sealy Mattress Corporation, Sealy Corporation, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as joint lead arranger, Goldman Sachs Credit Partners, L.P., as joint lead arranger, General Electric Capital Corporation, as co-documentation agent, Royal Bank of Canada as co-documentation agent, and other lenders from time to time parties thereto (incorporated herein by reference to Exhibit 10.21 to Sealy Mattress Corporation's Current Report on Form 8-K (File No. 333-117081) filed April 20, 2005)
*10.15
Employment Agreement, dated as of August 25, 1997, by and between Sealy Corporation and Jeffrey C. Claypool (incorporated herein by reference to Exhibit 10.8 to Sealy Corporation's Current Report on Form 8-K (File No. 1-8738) filed December 30, 1997).
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
10.18	Fee and Monitoring Agreement, dated April 6, 2004, between Kohlberg Kravis Roberts & Co. and Sealy Mattress Company.
*10.19
Amendment to Employment Agreement dated January 20, 2000 by and between Sealy Corporation and Lawrence J. Rogers (incorporated herein by reference to Exhibit 10.33 to Sealy Mattress Company's Registration Statement on Form S-4 (File No. 333-67478) filed December 21, 2001).
*10.20
Amended Employment Agreement, dated as of January 14, 2005 by and between Sealy Corporation and David J. McIlquham. (incorporated herein by reference to Exhibit 10.21 to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 2004 (File No. 333-117081 filed February 28, 2005).
*10.21
Employment Agreement, dated as of August 25, 1997, by and between Sealy Corporation and Bruce Barman (incorporated herein by reference to Exhibit 10.7 to Sealy Corporation's Current Report on Form 8-K (File No. 1-8738) filed December 30, 1997)
*10.22
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
*10.24
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
*10.26
Amended Employment Agreement, dated as of January 14, 2005 by and between Sealy Corporation and James B. Hirshorn. (incorporated herein by reference to Exhibit 10.27 to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 2004 (File No. 333-117081) filed February 28, 2005).
*10.27
Employment Agreement, dated April 1, 2005, by and between Sealy Corporation and Philip Dobbs (incorporated herein by reference to Exhibit 10.27 to Sealy Corporation's registration statement on Form S-1 (File No. 333-126280) filed June 30, 2005).
*10.28
Sealy Corporation Executive Severance Benefit Plan dated January 25, 1993 (incorporated herein by reference to the appropriate exhibit to Sealy Corporation's Annual Report on Form 10-K for the fiscal year ended November 30, 1992 (File No. 1-8738)).

*10.29
Sealy Corporation Directors' Deferred Compensation Plan Dated December 13, 2004. (incorporated herein by reference to Exhibit 10.29 to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 2004 (File No. 333-117081) filed February 28, 2005).
*10.30
Form of Stock Option Agreement (Special Retirement Only), dated as of July 20, 2004 by and between Sealy Corporation and Bruce G. Barman. (incorporated herein by reference to Exhibit 10.30 to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 2004 (File No. 333-117081) filed February 28, 2005).
*10.31
Form of Stock Option Agreement (Special Retirement Only), dated as of July 20, 2004 by and between Sealy Corporation and Jeffrey C. Claypool. (incorporated herein by reference to Exhibit 10.31 to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 2004 (File No. 333-117081) filed February 28, 2005).
*10.32
Form of Stock Option Agreement (Special Retirement Only), dated as of July 20, 2004 by and between Sealy Corporation and Lawrence J. Rogers. (incorporated herein by reference to Exhibit 10.32 to Sealy Mattress Corporation's Annual Report on Form 10-K for the fiscal year ended November 28, 2004 (File No. 333-117081) filed February 28, 2005).
†12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Sealy's Business Conduct Policy and Guidelines adopted in 1999.
†21.1	List of Subsidiaries of Sealy Mattress Corporation.
†31.1	Chief Executive Officer Certification of the Type Described in Rule13a-14(a) and Rule 15d-14(a)
†31.2	Chief Financial Officer Certification of the Type Described in Rule13a-14(a) and Rule 15d-14(a)
†32.1	Certification pursuant to 18 U.S.C. Section 1350.
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

†
A copy of this exhibit is being filed with this Annual Report on From 10-K.

Schedule II

Valuation and Qualifying Accounts
Sealy Mattress Corporation and Subsidiaries

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period
YEAR ENDED NOVEMBER 27, 2005
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$8,570	$3,231	$—		$1,232	(1)	$10,569
Reserve for discounts and returns	6,206	26,043	—		22,409	(2)	9,840
Reserve for inventory obsolescence	1,535	293	—		—		1,829
Deferred tax asset valuation	19,763	6,215	4,281	(3)	—		30,259

	$36,074	$35,782	$4,281		$23,641		$52,497

YEAR ENDED NOVEMBER 28, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$17,596	$3,149	—		$12,175	(1)	$8,570
Reserve for discounts and returns	5,433	19,238	—		18,465	(2)	6,206
Reserve for inventory obsolescence	2,163	360	—		988	(4)	1,535
Deferred tax asset valuation	13,908	5,855	—		—		19,763

	$39,100	$28,602	—		$31,628		$36,074

YEAR ENDED NOVEMBER 30, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$24,777	$5,047	—		$12,228	(1)	$17,596
Reserve for discounts and returns	1,566	29,465	—		25,598	(2)	5,433
Reserve for inventory obsolescence	1,594	569	—		—		2,163
Deferred tax asset valuation	6,744	7,164	—		—		13,908

	$34,681	$42,245	—		$37,826		$39,100

(1)
Uncollectible accounts written off, net of recoveries.

(2)
Cash discounts taken and accommodation returns

(3)
Establish reserves for previously-expired foreign NOL carryforwards extended due to change in tax law.

(4)
Net deductions recorded to the inventory reserve to appropriately adjust balance.

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, Sealy Mattress Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEALY MATTRESS CORPORATION
By:	/s/ DAVID J. MCILQUHAM David J. McIlquham Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID J. MCILQUHAM David J. McIlquham	Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2006
/s/ JAMES B. HIRSHORN James B. Hirshorn	Senior Executive Vice President Finance, Operations, Research & Development (Principal Financial Officer and Principal Accounting Officer) and Director	February 27, 2006
/s/ STEVEN BARNES Steven Barnes	Director	February 27, 2006
/s/ PAUL J. NORRIS Paul J. Norris	Director	February 27, 2006
/s/ BRIAN F. CARROLL Brian F. Carroll	Director	February 27, 2006
/s/ JAMES W. JOHNSTON James W. Johnston	Director	February 27, 2006
/s/ DEAN B. NELSON Dean B. Nelson	Director	February 27, 2006
/s/ SCOTT M. STUART Scott M. Stuart	Director	February 27, 2006

QuickLinks

PART I
  Item 1A. Risk Factors
PART II
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
SEALY MATTRESS CORPORATION Consolidated Financial Statements November 27, 2005 and November 28, 2004 (With Independent Registered Public Accounting Firms' Reports Thereon)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
  Note 1: Significant Accounting Policies
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Balance Sheet November 27, 2005 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Balance Sheet November 28, 2004 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Statements of Operations Year Ended November 27, 2005 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Statements of Operations Year Ended November 28, 2004 (in thousands)
SEALY MATTRESS CORPORATION
Supplemental Consolidating Condensed Statements of Operations Year Ended November 30, 2003 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Statements of Cash Flows Year Ended November 27, 2005 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Statements of Cash Flows Year Ended November 28, 2004 (in thousands)
SEALY MATTRESS CORPORATION Supplemental Consolidating Condensed Statements of Cash Flows Year Ended November 30, 2003 (in thousands)
PART III
SUMMARY COMPENSATION TABLE
OPTION GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR AND FY-END OPTION VALUES
PART IV
Valuation and Qualifying Accounts Sealy Mattress Corporation and Subsidiaries
SIGNATURES